Form 10-Q
period 2009-03-31
Costa Rica Paradise Inc.
filed 2009-05-14
CIK 1454719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-157066

COSTA RICA PARADISE INC.
(Exact name of registrant as specified in its charter)

NEVADA	30-0518293
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#6 Harbor Town
Laguna Vista, Texas 78578
(Address of principal executive offices, including zip code.)

877-943-3210
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X]   NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,000,000 as of May 13, 2009.

COSTA RICA PARADISE INC.

FORM 10-Q
March 31, 2009
INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Costa Rica Paradise Inc.
(A Development Stage Company)

March 31, 2009

COSTA RICA PARADISE INC.
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$718	$8,670
Prepaid Expenses	5,000	5,000

TOTAL ASSETS	$5,718	$13,670

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accrued Liabilities	$-	$169
Accounts Payable	52	-
Related Party Payable	17,010	15,010

TOTAL CURRENT LIABILITIES	17,062	15,179

STOCKHOLDER'S DEFICIT
Preferred Stock, 100,000,000 Shares Authorized, $0.00001 Par Value; None Issued and Outstanding	-	-
Common Stock, 100,000,000 Shares Authorized, $0.00001 Par Value; 4,000,000 Shares Issued and Outstanding	40	40
Additional Paid-in Capital	-	-
Deficit Accumulated During Development Stage	(11,384)	(1,549)
TOTAL STOCKHOLDER'S DEFICIT	(11,344)	(1,509)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$5,718	$13,670

The accompanying notes are an integral part of these unaudited financial statements.

COSTA RICA PARADISE INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES (Unaudited)

		Inception
	Three Months	(December 4, 2008)
	Ended	through
	March 31, 2009	March 31, 2009

EXPENSES
Legal and Professional	$9,505	$10,855
General and Administrative	330	529
TOTAL EXPENSES	9,835	11,384

NET LOSS	$(9,835)	$(11,384)

Net Loss Per Share
Basic and Diluted	$(0.00)

Weighted Average
Shares Outstanding- Basic and Diluted	4,000,000

The accompanying notes are an integral part of these unaudited financial statements.

COSTA RICA PARADISE INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Three	From December 4,
	Months Ended	2008 (inception) to
	March 31, 2009	March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(9,835)	$(11,384)
Adjustments to Reconcile Net Loss to Net cash used in Operating Activities:
Prepaid Expenses	-	(5,000)
Accounts Payable	52	52
Accrued Liabilities	(169)	-
Net Cash Used in Operating Activities	(9,952)	(16,332)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from Shareholder	2,000	17,010
Common Stock	-	40
Net Cash Provided by Financing Activities	2,000	17,050

Net Change in Cash	(7,952)	718

Cash, Beginning of Period	8,670	-

Cash, End of Period	$718	$718

The accompanying notes are an integral part of these unaudited financial statements.

Costa Rica Paradise Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2009

NOTE 1.     BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Costa Rica Paradise Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Costa Rica Paradise's S-1 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicated the disclosure contained in the audited financial statements for fiscal 2008 as reported in the Form S-1 have been omitted.

NOTE 2.     GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Costa Rica Paradise will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Costa Rica Paradise be unable to continue as a going concern. As at March 31, 2009, Costa Rica Paradise has a working capital deficiency, has not generated revenues and has accumulated losses of $11,384 since inception. The continuation of Costa Rica Paradise as a going concern is dependent upon the continued financial support from its shareholders, the ability of Costa Rica Paradise to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Costa Rica Paradise's ability to continue as a going concern.

NOTE 3.     RELATED PARTY TRANSACTIONS

On March 31, 2009, Costa Rica Paradise owed its president and director $17,010 for expenses paid on behalf of Costa Rica Paradise for legal and accounting fees advanced. The total amount is unsecured, non interest bearing, and has no specific terms for repayment.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

    We are a development stage corporation and have not started operations or generated or realized any revenues from our business operations.

    There is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website, source out purveyors of services for products to sell and source out clients to buy our services. We believe the technical aspects of our website will be sufficiently developed to use for our operations 90 days from the completion of our offering. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. We will not begin operations until we raise money from our offering.

    To meet our need for cash, we are attempting to raise money from a public offering. We believe that we will be able to raise enough money through the offering to begin operations but we cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to successfully negotiate strategic alliances with purveyors of services to enable us to offer these services to our clients, or if we are unable to attract enough clients to utilize our services, we may quickly use up the proceeds from the minimum amount of money from the offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officer or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through our offering.

    If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the minimum amount of money from our offering, it will last a year but with limited funds available to develop growth strategy. If we raise the maximum amount, we believe the money will last a year and also provide funds for growth strategy. If we raise less than the maximum amount and we need more money we will have to revert to obtaining additional money as described in this paragraph. Other than as described in this paragraph, we have no other financing plans.

    We believe we need $40,000 to satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees.

    Upon completion of our public offering, our specific goal is to profitably sell our advisory services. We intend to accomplish the foregoing through the following milestones:

1.

Complete our public offering. We believe this could take up to 270 days from the date the Securities and Exchange Commission declares our offering effective. We will not begin operations until we have closed our offering. We intend to concentrate all of our efforts on raising as much capital as we can during this period.

2.

After completing the offering, we will immediately begin to establish our office and acquire the equipment we need to begin operations. Establishing our offices will take 30 days. We believe that it will cost $5,000 to establish our office. We do not intend to hire employees. Our sole officer and director will handle our administrative duties. A detailed breakdown of the cost of operating our office is set forth in the Use of Proceeds section of this prospectus.

3.

After our office is established, which we said should be 30 days after completing our offering, we intend to contact Costa Rican real estate agents through our website and by personal contact through Ms. Esparza, our sole officer and director. Once we have completed our public offering we will hire an outside web designer to begin development of the website. The negotiation of additional alliances with service providers and the development of the website will be ongoing during the life of our operations. As we locate customers and as our customer database expands, we will have to be continually upgrading the website. This promotion will ongoing through the life of our operations.

4.

Approximately 60 days after we complete our public offering, we intend to promote our services through traditional sources such as real estate publications, letters, emails, flyers and mailers. We also intend to attend additional real estate related conferences. We intend to promote our services to corporations to individuals who want to invest in Costa Rican real estate and to Costa Rican real estate agents. Initially we will aggressively court contacts provided by our president, Rhonda A. Esparza. We believe that it will cost a minimum of $5,000 for our marketing campaign. If we raise the maximum amount of proceeds from the offering, we will devote an additional $5,000 to our marketing program. Marketing is an ongoing matter that will continue during the life of our operations.

5.	Within 90 days from the initial launch of our marketing program, we believe that we will begin generating fees from our advisory services.

    In summary, we should implement our business plan and expect to be engaging clients within 90 days of completing our offering. We estimate that we will generate revenue 120 to 180 days after beginning operations.

Limited operating history; need for additional capital

    There is no historical financial information about us upon which to base an evaluation of our performance. We are in development stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services.

    We are seeking equity financing to provide for the capital required to implement our operations.

    We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

From Inception on December 4, 2008 to March 31, 2009

    Since inception, we incorporated the company, hired the attorney, and hired the auditor for the preparation of our prospectus. We have prepared an internal business plan. We have reserved the domain name www.costaricainc.com. Our loss since inception is $11,384 for legal, accounting, consulting, and registered agent fees. We have not started our proposed business operations and will not do so until we have completed this offering. We expect to begin operations 90 days after we complete our offering.

    Since inception, we sold 4,000,000 shares of common stock to our sole officer and director in consideration of $40.

Liquidity and capital resources

    As of the date of this report, we have yet to generate any revenues from our business operations.

    We issued 4,000,000 shares of common stock to our sole officer and director pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. The total sales price of the shares was $40.

    On March 31, 2009, Costa Rica Paradise owed its president and sole director $17,010 for expenses paid on behalf of Costa Rica Paradise for legal and accounting fees advanced. The total amount is unsecured, non-interest bearing, and will be repaid from the proceeds of our offering.

    As of March 31, 2009, our total assets were $5,718 and our total liabilities were $17,062. As of March 31, 2009, we had cash of $718.

    On December 1, 2008, we executed a consulting agreement whereby we agreed to pay Executive Consulting Services, (ECS) Group $1,000 per month for the next year. ECS provides administrative support for the day-to-day operations of the Company. Administrative duties include; maintaining compliance with regulatory agencies such as Nevada Secretary of State and the Securities and Exchange Commission, maintaining the Corporate Minute Book, is the Company's bookkeeper, and is an EDGAR/IDEA filing service. Additionally, ECS acts as liaison between the Company's president and auditor, legal counsel, transfer agent, registered agent and the SEC. ECS will continue to provide administrative and compliance support especially as it relates to the preparation of financial statements and reports on Form 10-Q, 10-K and 8-K.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Our Chief Executive Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that our current disclosure controls and procedures are not effective as of March 31, 2009, due to the lack of financial reporting personnel because of the lack of financial resources.

Changes in Internal Controls over Financial Reporting

    Our management has evaluated whether any change in our internal control over financial reporting occurred during the last fiscal quarter. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the relevant period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

    Currently we are not aware of any litigation pending or threatened by or against the Company.

ITEM 1A.     RISK FACTORS

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On April 9, 2009, the SEC declared our Form S-1 registration statement effective (SEC File no. 333-157066) allowing us to sell 2,500,000 shares of common stock minimum, 5,000,000 shares of common stock maximum at an offering price of $0.02 per share. There was no underwriter involved in our public offering. We have not sold any shares as of the date of this report.

    From inception through March 31, 2009, we sold 4,000,000 shares of common stock to our sole officer and director for $40.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.     OTHER INFORMATION

    None.

ITEM 6.     EXHIBITS

    The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of May, 2009 at Laguna Vista, Texas.

COSTA RICA PARADISE INC.
(Registrant)

BY:	RHONDA ESPARZA
Rhonda Esparza, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and sole member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

 Print PDF Version