Form 10-Q
period 2009-06-30
Costa Rica Paradise Inc.
filed 2009-08-11
CIK 1454719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2009

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
YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]   No [   ]

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,500,000 as of August 7, 2009.

COSTA RICA PARADISE INC.

FORM 10-Q
June 30, 2009
INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Costa Rica Paradise Inc.
(A Development Stage Company)

June 30, 2009

COSTA RICA PARADISE INC.
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$50,532	$8,670
Prepaid Expenses	-	5,000

TOTAL ASSETS	$50,532	$13,670

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued Liabilities	$-	$169
Accounts Payable	156	-
Related Party Payable	23,010	15,010

TOTAL CURRENT LIABILITIES	23,166	15,179

STOCKHOLDERS' DEFICIT
Preferred Stock, 100,000,000 Shares Authorized, $0.00001 Par Value; None Issued and Outstanding	-	-
Common Stock, 100,000,000 Shares Authorized, $0.00001 Par Value; 6,500,000 and 4,000,000 Shares Issued and Outstanding, respectively	65	40
Additional Paid-in Capital	44,975	-
Deficit Accumulated During Development Stage	(17,674)	(1,549)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	27,366	(1,509)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$50,532	$13,670

The accompanying notes are an integral part of these unaudited financial statements.

COSTA RICA PARADISE INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES (Unaudited)

			Inception
	Three Months	Six Months	(December 4, 2008)
	Ended	Ended	through
	June 30, 2009	June 30, 2009	June 30, 2009

EXPENSES
Legal and Accounting	$2,500	$7,500	$7,500
Consulting	3,490	7,995	9,345
Other General and Administrative	300	630	829
TOTAL EXPENSES	6,290	16,125	17,674

NET LOSS	$(6,290)	$(16,125)	$(17,674)

Net Loss Per Share
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average
Shares Outstanding- Basic and Diluted	4,972,222	4,497,238

The accompanying notes are an integral part of these unaudited financial statements.

COSTA RICA PARADISE INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months	From December 4,
	Ended	2008 (inception) to
	June 30, 2009	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(16,125)	$(17,674)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Prepaid Expenses	5,000	-
Accounts Payable	156	156
Accrued liabilities	(169)	-
Net Cash Used in Operating Activities	(11,138)	(17,518)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from Shareholder	8,000	23,010
Proceends from the Issuance of Common Stock, Net of Direct Issuance Costs of $5,000	45,000	45,040
Net Cash Provided by Financing Activities	53,000	68,050

Net Change in Cash	41,862	50,532

Cash, Beginning of Period	8,670	-

Cash, End of Period	$50,532	$50,532

The accompanying notes are an integral part of these unaudited financial statements.

COSTA RICA PARADISE INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
June 30, 2009

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

NOTE 2.     GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Costa Rica Paradise will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Costa Rica Paradise be unable to continue as a going concern. As at June 30, 2009, Costa Rica Paradise has a working capital, has not generated revenues and has accumulated losses of $17,674 since inception. The continuation of Costa Rica Paradise as a going concern is dependent upon the continued financial support from its shareholders, the ability of Costa Rica Paradise to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Costa Rica Paradise's ability to continue as a going concern.

NOTE 3.     RELATED PARTY TRANSACTIONS

On June 30, 2009, Costa Rica Paradise owed its president and director $23,010 for expenses paid on behalf of Costa Rica Paradise for legal and accounting fees advanced. The total amount is unsecured, non interest bearing, and has no specific terms for repayment.

On July 23, 2009, the company repaid Ms. Esparza the $23,010 for the total amount advanced.

COSTA RICA PARADISE INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
June 30, 2009

NOTE 4.     STOCKHOLDERS' EQUITY

Since inception, the Company sold 4,000,000 shares of common stock to its sole officer and director for $40 and during the second quarter of fiscal 2009, Costa Rica Paradise sold 2,500,000 shares of common stock to investors for total proceeds for $50,000 in its public offering.

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

    To meet our need for cash, we raised $50,000 from our initial offering. We believe that we will be able to operations but we cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to successfully negotiate strategic alliances with purveyors of services to enable us to offer these services to our clients, or if we are unable to attract enough clients to utilize our services, we may quickly use up the proceeds from the minimum amount of money from the offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officer or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through our offering.

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

    We intend to accomplish the foregoing through the following milestones:

1.

Establish our office and acquire the equipment we need to begin operations. Establishing our offices will take 30 days. We believe that it will cost $5,000 to establish our office. We do not intend to hire employees. Our sole officer and director will handle our administrative duties. A detailed breakdown of the cost of operating our office is set forth in the Use of Proceeds section of our prospectus.

2.

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

3.

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

4.	Within 90 days from the initial launch of our marketing program, we believe that we will begin generating fees from our advisory services.

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

Results of operations

From Inception on December 4, 2008 to June 30, 2009

    Since inception, we incorporated the company, hired the attorney, and hired the auditor for the preparation of our prospectus. We have prepared an internal business plan. We have reserved the domain name www.costaricainc.com. Our loss since inception is $17,674 for legal, accounting, consulting, and registered agent fees. We expect to begin operations 90 days after we complete our offering.

    Since inception, we sold 4,000,000 shares of common stock to our sole officer and director in consideration of $40.

    On May 26, 2009, the Company completed its public offering by issuing 2,500,000 shares of common stock and raising $50,000.

Liquidity and capital resources

    As of the date of this report, we have yet to generate any revenues from our business operations.

    We issued 4,000,000 shares of common stock to our sole officer and director pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. The total sales price of the shares was $40.

    On May 26, 2009, the Company completed its public offering by issuing 2,500,000 shares of common stock and raising $50,000.

    On June 30, 2009, Costa Rica Paradise owed its president and sole director $23,010 for expenses paid on behalf of Costa Rica Paradise for legal and accounting fees advanced. The total amount is unsecured, non-interest bearing, and will be repaid from the proceeds of our offering.

    On July 23, 2009, the company repaid Ms. Esparza the $23,010 for the total amount advanced.

    As of June 30, 2009, our total assets were $50,532 comprised entirely of cash and our total liabilities were $23,166.

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

ITEM 4T(A).     CONTROLS AND PROCEDURES.

a)     Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (the Company's principal financial and accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

    We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A.     RISK FACTORS

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On April 9, 2009, the SEC declared our Form S-1 registration statement effective (SEC File no. 333-157066) allowing us to sell 2,500,000 shares of common stock minimum, 5,000,000 shares of common stock maximum at an offering price of $0.02 per share. There was no underwriter involved in our public offering. On May 26, 2009, the Company completed its public offering by issuing 2,500,000 shares of common stock and raising $50,000.

    From inception through June 30, 2009, we sold 4,000,000 shares of common stock to our sole officer and director for $40.

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

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 7th day of August, 2009 at Laguna Vista, Texas.

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