Form 10-Q/A
period 2009-03-31
Costa Rica Paradise Inc.
filed 2009-10-19
CIK 1454719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A-1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,000,000 as of October 16, 2009.

EXPLANATORY NOTE

    This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2009, which was previously filed with the Securities and Exchange Commission on May 14, 2009 (the "Original Filing").  This Amendment is being filed solely for the purpose of refilling the Cover Page to the Form 10-Q to declare that the Company is a shell company and add disclosure information regarding Rule 405 of Regulation S-T.

    In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.  Except as described above, the Original Filing has not been amended, updated or otherwise modified.

ITEM 6.     EXHIBITS AND REPORTS OF FORM 8-K.

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

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 16th day of October, 2009 at Laguna Vista, Texas.

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