Form 10-Q/A
period 2009-06-30
Costa Rica Paradise Inc.
filed 2009-10-19
CIK 1454719

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

EXPLANATORY NOTE

    This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2009, which was previously filed with the Securities and Exchange Commission on August 11, 2009 (the "Original Filing").  This Amendment is being filed solely for the purpose of refilling the Cover Page to the Form 10-Q to declare that the Company is a shell company and add disclosure information regarding Rule 405 of Regulation S-T.

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