Form 10-Q
period 2009-09-30
Costa Rica Paradise Inc.
filed 2009-11-13
CIK 1454719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2009

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
YES [X]   NO [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,500,000 as of November 13, 2009.

COSTA RICA PARADISE INC.

FORM 10-Q
September 30, 2009
INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Costa Rica Paradise Inc.
(A Development Stage Company)

September 30, 2009

COSTA RICA PARADISE INC.
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$20,195	$8,670
Prepaid Expenses	2,500	5,000

TOTAL ASSETS	$22,695	$13,670

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$2,500	$169
Related Party Payable	-	15,010

TOTAL CURRENT LIABILITIES	2,500	15,179

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, 100,000,000 Shares Authorized, $0.00001 Par Value; None Issued and Outstanding	-	-
Common Stock, 100,000,000 Shares Authorized, $0.00001 Par Value; 6,500,000 and 4,000,000 Shares Issued and Outstanding, respectively	65	40
Additional Paid-in Capital	44,975	-
Deficit Accumulated During Development Stage	(24,845)	(1,549)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	20,195	(1,509)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$22,695	$13,670

The accompanying notes are an integral part of these unaudited financial statements.

COSTA RICA PARADISE INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES (Unaudited)

			Inception
	Three Months	Nine Months	(December 4, 2008)
	Ended	Ended	through
	September 30, 2009	September 30, 2009	September 30, 2009

EXPENSES
Legal and Accounting	$2,500	10,000	$10,000
Consulting	3,455	11,450	12,800
General and Administrative	1,216	1,846	2,045
TOTAL EXPENSES	7,171	23,296	24,845

NET LOSS	$(7,171)	(23,296)	$(24,845)

Net Loss Per Share
Basic and Diluted	$(0.00)	(0.00)

Weighted Average
Shares Outstanding- Basic and Diluted	6,500,000	5,172,161

The accompanying notes are an integral part of these unaudited financial statements.

COSTA RICA PARADISE INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months	Inception
	Ended	(December 4, 2008)
	September 30, 2009	through September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(23,296)	$(24,845)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Prepaid Expenses	2,500	(2,500)
Accounts payable and Accrued Liabilities	2,331	2,500
Net Cash Used in Operating Activities	(18,465)	(24,845)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from Related Party	8,000	23,010
Repayment of Related Party Advances	(23,010)	(23,010)
Proceeds from the issuance of common stock, net of direct issuance costs of $5,000	45,000	45,040
Net Cash Provided by Financing Activities	29,990	45,040

Net Change in Cash	11,525	20,195

Cash, Beginning of Period	8,670	-

Cash, End of Period	$20,195	$20,195

The accompanying notes are an integral part of these unaudited financial statements.

Costa Rica Paradise Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)
September 30, 2009

NOTE 1.     BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Costa Rica Paradise Inc., (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Costa Rica Paradise's S-1 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicated the disclosure contained in the audited financial statements for fiscal 8 as reported in the Form S-1 have been omitted.

NOTE 2.     GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Costa Rica Paradise will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Costa Rica Paradise be unable to continue as a going concern. As at September 30, 2009, Costa Rica Paradise has not generated revenues and has accumulated losses of $24,845 since inception. The continuation of Costa Rica Paradise as a going concern is dependent upon the continued financial support from its shareholders, the ability of Costa Rica Paradise to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Costa Rica Paradise's ability to continue as a going concern.

NOTE 3.     RELATED PARTY TRANSACTIONS

On July 23, 2009, the Company repaid Ms. Esparza, the Company's president and director, $23,010 for the total amount of expenses paid on behalf of Costa Rica Paradise for legal and accounting fees. The total amount was unsecured, non interest bearing, and had no specific terms for repayment.

Costa Rica Paradise Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)
September 30, 2009

NOTE 4.     STOCKHOLDERS' EQUITY

At inception, the Company sold 4,000,000 shares of common stock to its sole officer and director for $40. During the second quarter of fiscal 2009, Costa Rica Paradise sold 2,500,000 shares of common stock to investors for total proceeds for $50,000 (direct issuance costs totaled $5,000) in its public offering.

NOTE 5.     RECENT ACCOUNTING DEVELOPMENTS

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("SFAS 168" or ASC 105-10). SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009, and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company's results of operations or financial condition. The Codification did not change GAAP; however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

In May 2009, the FASB issued SFAS No. 165 (ASC 855-10) entitled "Subsequent Events". Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS No. 165 (ASC 855-10) provides that financial statements are considered "issued" when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS No. 165 (ASC 855-10) is effective for interim or annual periods ending after June 15, 2009, and must be applied prospectively. The adoption of SFAS No. 165 (ASC 855-10) during the quarter ended September 30, 2009 did not have a significant effect on the Company's financial statements as of that date or for the quarter or year-to-date period then ended. In connection with preparing the accompanying unaudited financial statements as of September 30, 2009 and for the quarter and nine-month period ended September 30, 2009, management evaluated subsequent events through the date that the financial statements were issued (filed with the SEC).

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to a have a material impact on the Company's consolidated financial position, operations or cash flows.

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

    There is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website, source out purveyors of services for products to sell and source out clients to buy our services. We believe the technical aspects of our website will be sufficiently developed to use for our operations within the next 90 days.

    To meet our need for cash, we raised $50,000 from our initial offering. We believe that we will be able to begin operations but we cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to successfully negotiate strategic alliances with purveyors of services to enable us to offer these services to our clients, or if we are unable to attract enough clients to utilize our services, we may quickly use up the proceeds from the minimum amount of money from the offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officer or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash.

    If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

    We believe we need an additional $40,000 to satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not expect to purchase plant or significant equipment. Further we do not expect significant changes in the number of employees.

    We intend to accomplish the foregoing through the following milestones:

1.

Establish our office and acquire the equipment we need to begin operations. Establishing our offices will take 30 days. We believe that it will cost $5,000 to establish our office. We do not intend to hire employees. Our sole officer and director will handle our administrative duties.

2.

After our office is established, we intend to contact Costa Rican real estate agents through our website and by personal contact through Ms. Esparza, our sole officer and director. We will hire an outside web designer to begin development of the website. The negotiation of additional alliances with service providers and the development of the website will be ongoing during the life of our operations. As we locate customers and as our customer database expands, we will have to be continually upgrading the website. This promotion will be ongoing through the life of our operations.

3.

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

4.	Within 90 days from the initial launch of our marketing program, we believe that we expect to begin generating fees from our advisory services.

    In summary, we should implement our business plan and expect to be engaging clients within 90 days of this report. We estimate that we will generate revenue 120 to 180 days after beginning operations.

Limited operating history; need for additional capital

    There is limited historical financial information about us upon which to base an evaluation of our performance. We are in development stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services.

    We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

From Inception on December 4, 2008 to September 30, 2009

    Since inception, we incorporated the company, hired the attorney, and hired the auditor for the preparation of our prospectus. We have prepared an internal business plan. We have reserved the domain name www.costaricainc.com. Our loss since inception is $24,845 for legal, accounting, consulting, and registered agent fees. We expect to begin operations within 90 days of this report.

    At inception, we sold 4,000,000 shares of common stock to our sole officer and director in consideration of $40.

    On May 26, 2009, the Company completed its public offering by issuing 2,500,000 shares of common stock and raising $50,000.

Liquidity and capital resources

    As of the date of this report, we have yet to generate any revenues from our business operations. We should implement our business plan and expect to be engaging clients within 90 days of this report. We estimate that we will generate revenue 120 to 180 days after beginning operations.

    We issued 4,000,000 shares of common stock to our sole officer and director pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. The total sales price of the shares was $40.

    On May 26, 2009, the Company completed its public offering by issuing 2,500,000 shares of common stock and raising $50,000.

    On July 23, 2009, the company repaid Ms. Esparza, the company's president and director, $23,010 for the total amount of expenses paid on behalf of Costa Rica Paradise for legal and accounting fees. The total amount was unsecured, non interest bearing, and had no specific terms for repayment.

    As of September 30, 2009, our total assets were $22,695 comprised of cash and prepaid expenses and our total liabilities were $2,500.

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

ITEM 4T.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

    We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

    We have also evaluated our internal control for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On April 9, 2009, the SEC declared our Form S-1 registration statement effective (SEC File no. 333-157066) allowing us to sell 2,500,000 shares of common stock minimum, 5,000,000 shares of common stock maximum at an offering price of $0.02 per share. There was no underwriter involved in our public offering. On May 26, 2009, the Company completed its public offering by issuing 2,500,000 shares of common stock and raising $50,000. We have used some of the funds raised during the period for operating expenses or issuance costs as follows:

Total at the beginning period	$50,532

Consulting Fees	$12,800
General and Administrative	2,045
Legal and Accounting	$12,500
Total remaining	$20,195

    At inception, we sold 4,000,000 shares of common stock to our sole officer and director for $40.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.     OTHER INFORMATION

    None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

    The following documents are included herein:

Exhibit No.	Document Description
(a)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

(b)     Reports on Form 8-K

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of November, 2009 at Laguna Vista, Texas.

COSTA RICA PARADISE INC.
(Registrant)

BY:	RHONDA ESPARZA
Rhonda Esparza, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and sole member of the Board of Directors.

EXHIBIT INDEX
Exhibit No.	Document Description
(a)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

 Print PDF Version