Form 10-K
period 2009-12-31
Costa Rica Paradise Inc.
filed 2010-03-31
CIK 1454719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X]	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

OR

[ ]	TRANSITIOINAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECUIRITIES
EXCHANGE ACT OF 1934
For the transitional period from _____________ to ______________

Commission file number 333-157066

COSTA RICA PARADISE INC.
(Exact name of registrant as specified in its charter)

NEVADA	30-0518293
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#6 Harbor Town
Laguna Vista, Texas 78578
(Address of principal executive offices, including zip code.)

877-943-3210
(telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of exchange in which registered
None	None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, par value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
Yes [   ] No [X]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2009 is $0.00.

As of March 31, 2010, the registrant had 6,500,000 shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part IV.

PART I

ITEM 1.     BUSINESS

    We were incorporated in Nevada on December 4, 2008, to engage in the business of real estate investment consulting with respect to properties located in Costa Rica. We have not started operations. We have not generated revenues from operations, and are considered a development stage business. Our statutory registered agent in Nevada is National Registered Agents Inc. of NV located at 1000 East William Street, Suite 204, Carson City, Nevada 89701. Our business office is located at #6 Harbor Town, Laguna Vista, Texas 78589 and our telephone number is 887-943-3210.

    Our plan of operation is prospective and there is no assurance that we will ever begin operations. Our prospects for profitability are not favorable if you consider numerous Internet-based companies have failed to achieve profits with similar plans.

    We have not conducted any market research into the likelihood of success of our operations.

    Currently, we have signed a non-binding letter of intent with Global Fusion Media Inc., agreeing to enter into negotiations to possibly effect a business combination. No definitive contracts or agreements have been signed as of the date of this report.

Background

    We intend to offer real estate consulting services to persons located in North America and around the globe, who are interested in investing in real estate located in Costa Rica.

Services

    We intend to cater to the newly located or inexperienced real estate investors who do not have a preexisting relationship with a real estate agent in Costa Rica. We will assist the investor by locating qualified local experts in Costa Rica who will assist with issues relating to the purchase of real property in Costa Rica. For providing such service, we will be paid a fee by our customer.

The Process

    The client will provide us with information. The information will include the area of Costa Rica that the client desires to purchase property; the price range of the property being bought or sold; the type of property, commercial or residential; and, other conditions of the purchase and sale established by the client. The information will primarily be gathered via email, but telephone conversations and personal site visits will also be employed when necessary.

    Once all the relevant information and preferences are gathered; the process of matching the client to a qualified Costa Rican real estate agent will commence. Personal interviews with the real estate agent will be coordinated by us.

    In exchange for obtaining a qualified real estate agent, we will be paid a fee by the real estate agent for referring our client to him. The fee will be 25% to 50% of whatever commission the real estate agent receives on the transaction. We will have an executed blanket agreement with each real estate agent prior to introducing our client to the real estate agent.

    If a transaction is not consummated, no fee is due and payable.

Our website

    Currently our website is under development. We have reserved the domain name www.costaricaparadiseinc.com. We intend to hire an outside technology provider to develop our website. The technology provider company we hire will provide the following services and products for the website: disk space, bandwidth, 155 mbit backbone, pop mailboxes, email forwarding, emailing analysis, auto responder, front page support, unlimited FTP access and hotmetal/miva script. The foregoing will allow us to promote the use of our services in an attractive fashion, and communicate with our clients online.

    Our website will become the virtual business card and portfolio for us as well as our online "home." It will showcase the services we will supply and a portfolio of properties and the variety of advisory services that we will offer. Currently, we have no customers and there is no assurance we will ever have any customers.

    The website will be a simple, well-designed site that is in keeping with the latest trends in user interface design. A site that is too flashy or tries to use too much of the latest Shockwave or Flash technology can be overdone and cause potential clients to look elsewhere. To those prospective clients that we are targeting, time is valuable and a website that takes too long to load or is difficult to navigate would not appeal to them.

    Other than investigating potential technologies in support of our business purpose and the preparation of our plan of operations, we have had no material business operations since inception on December 4, 2008. At present, we have yet to acquire or develop the necessary technology assets in support of our business purpose to become an Internet-based real estate referral center.

    The Internet is a worldwide medium of interconnected electronic and/or computer networks. Individuals and companies have recently recognized that the communication capabilities of the Internet provide a medium for not only the promotion and communication of ideas and concepts, but also for the presentation and sale of information, goods and services.

Procedure for Doing Business with Us
1.	We will email, telephone or meet with the clients to get relevant questions answered relating to our advisory services.

2.	We will disclose our fee and have the client execute a written contract with us.

3.	We will find between one and three real estate agents in Costa Rica and introduce the real estate agent to the client for consideration.

4.	Upon completion of a real estate transaction, we will collect our fee from the referred real estate agent.

Marketing Strategy

    We intend to execute agreements with real estate agents in Costa Rica. At the same time, we intend to promote our service to the public. We will charge a fee for our service. The fee will be paid to us by the real estate agent we introduce.

    We will offer direct advertising of our services on our website, by flyers and promotional material that we create for distribution by mailing and handouts at retail outlets.

    Other methods of communication will include:

- Regular e-mailings to potential customers with updated company information and market changes;
- Direct mail brochures and newsletters;
- Publications - through newspapers and in the real estate section of local newspapers;
- Community Newsletters;
- Informal marketing/networking activities such as joining organizations or attending conferences.

Customer-based marketing will include:

-	Emphasizing repeat sales to clients who have used our services;
-	Additional sales facilitated by links to our website;
-	Strategic partnerships such as cooperative advertising.

Website Marketing Strategy

    Web marketing will start with our known contacts who we will ask to recommend our site. We will continue the strategy with long-term efforts to develop recognition in professional forums. We intend to attract traffic to our website by a variety of online marketing tactics such as registering with top search engines using selected key words (meta tags) and utilizing link and banner exchange options.

Revenue

    Initially, we intend to generate revenue from one source:

- Fixed Fee - By charging a fixed fee of 25% to 50% of the Realtor's commission on the purchase or sale of a tract of real estate.

    We intend to develop and maintain a database of all our clients and real estate agents in order to continuously build and expand our services.

    There is no assurance that we will be able to interest the public or real estate agents in participating in our services.

    The website will be the primary tool used to launch the service and deal with the clients. Not only will it begin the process of assessing the clients' needs, it will also allow the clients the opportunity to peruse properties available on the market, determine how much mortgage they qualify for and a variety of other services.

Competition

    After we commence operations, we will face intense competition from numerous established real estate agents which places us at a competitive disadvantage since they are more established within their network. Many of these real estate agents have been working the referral business among themselves for years and will be reluctant to change the procedure of doing business. Many of these competitors will have greater customer bases, operating histories, financial, technical, personnel and other resources than we do at this time. There can be no assurances we will be able to break into this industry offering a new type of referral service.

    The real estate referral business as it exists now throughout Costa Rica is highly competitive and is characterized by many individual real estate agents, large organized real estate companies and corporate relocation companies.

    Companies compete for the referral business based on personal contacts, services offered, and reputation and in some cases, cost.

    We do not currently have a competitive position in the Spanish real estate referral business. However, no such service, that we are aware of, has been successfully launched in the marketplace in Costa Rica and it may very well fill an important niche such as it has done in the United States. We will have to develop our competitive position. It will be attempted primarily through the promotion and use of the web site. We will advertise in Costa Rica's real estate publications and contact and maintain ongoing communication with client base from previous relationships with our president.

Government Regulation

    There are no laws which prohibit us from receiving a fee for placing a client with a real estate agent located in Costa Rica.

    We are not currently subject to direct federal, state, provincial, or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, the Internet is increasingly popular. As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. We will not provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our products.

    We are not certain how business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs. In addition, because our services are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. We are qualified to do business only in Nevada. Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse affect on our business, results of operations and financial condition.

Insurance

    We do not maintain any insurance relating to our business or operations.

Employees

    We are a development stage company and currently have no employees, other than our sole officer and director. We intend to hire additional employees on an as needed basis.

    On December 1, 2008, we executed a consulting agreement whereby we agreed to pay Executive Consulting Services, (ECS) Group $1,000 per month for the next year. This contract was renewed by mutual agreement for another six months, through May 31, 2010. ECS provides administrative support for the day-to-day operations of the Company. Administrative duties include maintaining compliance with regulatory agencies such as Nevada Secretary of State and the Securities and Exchange Commission, maintaining the Corporate Minute Book, is the Company's bookkeeper, and is an EDGAR/IDEA filing service. Additionally, ECS acts as liaison between the Company's president and auditor, legal counsel, transfer agent, registered agent and the SEC. Upon SEC effectiveness, ECS will continue to provide administrative and compliance support especially as it relates to the preparation of financial statements and reports on Form 10-Q, 10-K and 8-K.

ITEM 1A.     RISK FACTORS

    We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

    None.

ITEM 2.     PROPERTIES

    Our business office is located at #6 Harbor Town, Laguna Vista, Texas 78589.

ITEM 3.     LEGAL PROCEEDINGS

    We are not engaged in any litigation, and we are unaware of any claims or complaints that could result in future litigation.

ITEM 4.     (REMOVED AND RESERVED).

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Our common stock was listed for trading on the OTC Bulletin Board ("OTCBB") operated by the Financial Industry Regulatory Authority (FINRA) on November 10, 2009 under the symbol "CRPZ."There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.As of the date of this report, there has been no trading activity.

Holders

    On March 25, 2010, we had 41 shareholders of record of our common stock.

Status of Our Public Offering

    On April 9, 2009, the SEC declared our Form S-1 registration statement effective (SEC File no. 333-157066) allowing us to sell 2,500,000 shares of common stock minimum, 5,000,000 shares of common stock maximum at an offering price of $0.02 per share. There was no underwriter involved in our public offering. On May 26, 2009, the Company completed its public offering by issuing 2,500,000 shares of common stock and raising $45,000, net of the legal costs of issuance of $5,000. At inception, we sold 4,000,000 shares of common stock to our sole officer and director for $40.

    We have used some of the funds raised during the period for operating expenses or issuance costs as follows:

Total funds raised from inception to May 26, 2009	$50,040

Consulting Fees	$18,220
General and Administrative	$2,820
Legal and Accounting, includes $5,000 cost of equity issuance	$17,500
Total remaining	$11,500

ITEM 6.     SELECTED FINANCIAL DATA

    We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Dividends

    To date, we have not declared or paid any cash dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to our offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay cash dividends in the future.

    Payment of cash dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Stock Option Grants

    To date, we have not granted any stock options.

Registration Rights

    We have not granted registration rights to the selling shareholders or to any other persons.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

    There is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website, source out purveyors of our services and attract clients to utilize our services.

    To meet our need for cash, we raised $50,000 from our initial offering. We intend to begin operations but we cannot guarantee that we will be able to begin operations or we will be able to stay in business once operations have commenced. If we are unable to successfully negotiate strategic alliances with purveyors of services to enable us to offer these services to our clients, or if we are unable to attract enough clients to utilize our services, we may quickly use up the proceeds from the proceeds from our public offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officer or others in order for us to develop our plan of operations. At the present time, we have not made any arrangements to raise additional capital.

    If we need additional capital and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

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

    Currently, we have signed a non-binding letter of intent with Global Fusion Media Inc., agreeing to enter into negotiations to possibly effect a business combination. No definitive contracts or agreements have been signed as of the date of this report.

Limited operating history; need for additional capital

    There is limited historical financial information about us upon which to base an evaluation of our performance. We are in development stage operations and have not generated any revenues. We cannot guarantee we will be successful in developing our plan of operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services.

    We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

From Inception on December 4, 2008 to December 31, 2009

    Since inception, we incorporated the company, hired the attorney, and hired the auditor for the preparation of our prospectus. We have prepared an internal business plan. We have reserved the domain name www.costaricainc.com. Our loss since inception is $33,540; a majority of the loss consists of legal, accounting, consulting, and registered agent fees.

    Operating Expenses:Operating expenses were $31,991 and $1,549 for the years ended December 31, 2009 and 2008, respectively.The increase of $30,442 was primarily due to an increase in legal, accounting, consulting and transfer agent fees associated with the registration of our shares.

Liquidity and capital resources

    As of the date of this report, we have yet to generate any revenues from our planned business operations. We estimate that we will generate revenue 120 to 180 days after beginning operations.

    We issued 4,000,000 shares of common stock to our sole officer and director pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. The total sales price of the shares was $40.

    On May 26, 2009, the Company completed its public offering by issuing 2,500,000 shares of common stock and raising $50,000. Legal fees of $5,000 were paid for the direct cost of the issuances.

    On July 23, 2009, the company repaid Ms. Esparza, the company's president and director, $23,010 for the total amount of expenses paid on behalf of Costa Rica Paradise for legal and accounting fees. The total amount was unsecured, non interest bearing, and had no specific terms for repayment.

    As of December 31, 2009, our total assets were $11,500 comprised of entirely of cash. As of December 31, 2009 we had no liabilities.

    On December 1, 2008, we executed a consulting agreement whereby we agreed to pay Executive Consulting Services, (ECS) Group $1,000 per month for the next year. This contract was renewed by mutual agreement for another six months, through May 31, 2010. ECS provides administrative support for the day-to-day operations of the Company. Administrative duties include; maintaining compliance with regulatory agencies such as Nevada Secretary of State and the Securities and Exchange Commission, maintaining the Corporate Minute Book, is the Company's bookkeeper, and is an EDGAR/IDEA filing service. Additionally, ECS acts as liaison between the Company's president and auditor, legal counsel, transfer agent, registered agent and the SEC. ECS will continue to provide administrative and compliance support especially as it relates to the preparation of financial statements and reports on Form 10-Q, 10-K and 8-K.

    The accompanying financial statements have been prepared on a going concern basis, which implies Costa Rica Paradise will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and the accompanying financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Costa Rica Paradise be unable to continue as a going concern. As at December 31, 2009, Costa Rica Paradise has not generated revenues and has accumulated losses of $33,540 since inception. The continuation of Costa Rica Paradise as a going concern is dependent upon the continued financial support from its shareholders, the ability of Costa Rica Paradise to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Costa Rica Paradise's ability to continue as a going concern.

Off-Balance Sheet Arrangements

    We have no off-balance sheet arrangements

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Costa Rica Paradise, Inc.
(a Development Stage Company)
Laguna Vista, Texas

We have audited the accompanying balance sheets of Costa Rica Paradise, Inc. as of December 31, 2009 and 2008 and the related statements of expenses, stockholders' equity (deficit) and cash flows for the year ended December 31, 2009, for the period from Inception (December 4, 2008) to December 31, 2008 and for the period from Inception (December 4, 2008) to December 31, 2009. These financial statements are the responsibility of Costa Rica Paradise's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Costa Rica Paradise, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the year ended December 31, 2009, for the period from Inception (December 4, 2008) to December 31, 2008 and for the period from Inception (December 4, 2008) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Costa Rica Paradise, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Costa Rica Paradise, Inc. has not generated revenues and has accumulated losses of $33,540 since Inception which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

GBH CPAs, PC
GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

March 30, 2010

COSTA RICA PARADISE INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS
Cash	$11,500	$8,670
Prepaid Expenses	-	5,000

TOTAL CURRENT ASSETS	$11,500	$13,670

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued Liabilities	$-	$169
Related Party Payable	-	15,010

TOTAL CURRENT LIABILITIES	-	15,179

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 6,500,000 and 4,000,000 shares issued and outstanding, respectively	65	40
Additional paid-in capital	44,975	-
Deficit accumulated during the development stage	(33,540)	(1,549)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	11,500	(1,509)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$11,500	$13,670

 The accompanying notes are an integral part of these financial statements.

COSTA RICA PARADISE INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES

		Inception	Inception
		(December 4, 2008)	(December 4, 2008)
	Year Ended	to	to
	December 31, 2009	December 31, 2008	December 31, 2009

EXPENSES
Consulting Expense	$16,870	$1,350	$18,220
Other General and Administrative	2,621	199	2,820
Legal and Accounting	12,500	-	12,500

TOTAL EXPENSES	31,991	1,549	33,540

NET LOSS	$(31,991)	$(1,549)	$(33,540)

Net loss per share
Basic and diluted	$(0.01)	$(0.00)

Weighted average
shares outstanding - Basic and diluted	5,506,849	4,000,000

The accompanying notes are an integral part of these financial statements.

COSTA RICA PARADISE INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the period from Inception (December 4, 2008) to December 31, 2009

				Deficit	Total
			Additional	Accumulated	Stockholders'
	Common Stock		Paid-in	During Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Stock issued for cash on December 4,
2008 at $0.00001 per share	4,000,000	$40	$-	-	$40

Net loss	-	$-	$-	$(1,549)	$(1,549)

Balance, December 31, 2008	4,000,000	$40	$-	$(1,549)	$(1,509)

Stock issued for cash on May 26, 2009
at $0.02 per share, net of cost of issuance $5,000	2,500,000	25	44,975	-	45,000

Net loss	-	-	-	(31,991)	(31,991)

Balance, December 31, 2009	6,500,000	$65	$44,975	$(33,540)	$11,500

The accompanying notes are an integral part of these financial statements.

COSTA RICA PARADISE INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended	Inception (December 4, 2008)	Inception (December 4, 2008)
	December 31,	to	to
	2009	December 31, 2008	December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,991)	$(1,549)	$(33,540)
Adjustments to reconcile net loss to net cash used in operating activities: Prepaid Expenses	5,000	(5,000)	-
Accrued Liabilities	(169)	169	-
Net cash used in operating activities	(27,160)	(6,380)	(33,540)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	8,000	15,010	23,010
Repayment of related party advances	(23,010)	-	(23,010)
Proceeds from the issuance of common stock, net
of direct issuance costs of $5,000	45,000	40	45,040

Net cash provided by financing activities	29,990	15,050	45,040

Net change in cash	2,830	8,670	11,500

Cash, beginning of period	8,670	-	-

Cash, end of period	$11,500	$8,670	$11,500

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Costa Rica Paradise Inc.
(A Development Stage Company)
Notes to the Financial Statements

Note 1.   Nature of Operations and Summary of Significant Accounting Policies

Nature of Business. Costa Rica Paradise Inc. ("Costa Rica" or the "Company") was incorporated in Nevada on December 4, 2008 for the purpose of offering real estate consulting services to persons located in North America who are interested in investing in real estate located in Costa Rica.

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic and Diluted Earnings (Loss) Per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2009 and 2008, there were no potentially dilutive securities outstanding.

Income Taxes:Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 (ASC 740) "Accounting for Income Taxes" as of its inception. The Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Recently Issued Accounting Pronouncements. In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("SFAS 168" or ASC 105). SFAS 168 (ASC 105) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009, and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105) on July 1, 2009 did not impact the Company's results of operations or financial condition. The Codification did not change GAAP; however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification by providing references to the Codification topics alongside references to the corresponding standards.

Costa Rica Paradise Inc.
(A Development Stage Company)
Notes to the Financial Statements

In May 2009, the FASB issued SFAS No. 165 (ASC 855) entitled "Subsequent Events". Companies are now required to conduct an evaluation for subsequent events as of the date the financial statements are issued, and provide disclosure of subsequent events. SFAS No. 165 (ASC 855) provides that financial statements are considered "issued" when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS No. 165 (ASC 855) is effective for interim or annual periods ending after June 15, 2009, and must be applied prospectively. The adoption of SFAS No. 165 (ASC 855) during the quarter ended September 30, 2009 did not have a significant effect on the Company's financial statements as of that date or for the year ended December 31, 2009. In connection with preparing the accompanying unaudited financial statements as of December 31, 2009, management evaluated subsequent events through the date that the financial statements were issued (filed with the SEC).

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to a have a material impact on the Company's consolidated financial position, operations or cash flows.

Note 2. Going Concern

These financial statements have been prepared on a going concern basis, which implies Costa Rica Paradise will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Costa Rica Paradise be unable to continue as a going concern. As at December 31, 2009, Costa Rica Paradise has not generated revenues and has accumulated losses of $33,540 since inception. The continuation of Costa Rica Paradise as a going concern is dependent upon the continued financial support from its shareholders, the ability of Costa Rica Paradise to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Costa Rica Paradise's ability to continue as a going concern.

Note 3. Related Party Transactions

Through July of 2009, Costa Rica Paradise's president and director had paid a total of $23,010 ($15,010 as of December 31, 2008) for expenses paid on behalf of Costa Rica Paradise for legal and other professional fees. The total amount advanced was unsecured, non interest bearing, and had no specific terms for repayment.

On July 23, 2009, the Company repaid Ms. Esparza, the Company's president and director, $23,010 for the total amount of expenses paid on behalf of Costa Rica Paradise.

Costa Rica Paradise Inc.
(A Development Stage Company)
Notes to the Financial Statements

Ms. Esparza allows the Company to use approximately 100 square feet of her home for operations on a rent free basis. The agreement is oral. The Company does not believe the value of the use of the space on a rent fee basis to be material.

Note 4. Common Stock

At inception, the Company sold 4,000,000 shares of common stock to its sole officer and director for $40. During the second quarter of fiscal 2009, Costa Rica Paradise sold 2,500,000 shares of common stock to investors for total proceeds for $50,000, net of direct issuance costs totaling $5,000 in its public offering.

Note 5. Income Taxes

Costa Rica Paradise uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since inception, Costa Rica Paradise has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $33,540 and $1,549 at December 31, 2009 and 2008, respectively, and will began to expire in the year 2028. The Company is subject to United States federal and state income taxes at an approximate rate of 15%.

Deferred tax assets consisted of the following:

	2009	2008
Deferred tax assets - net operating loss carryforward	$5,031	$232
Less: valuation allowance	(5,031)	(232)
Net deferred tax asset	$-	$-

Note 6. Commitments and Contingencies

On December 1, 2008, Costa Rica executed a consulting agreement whereby Costa Rica agreed to pay Executive Consulting Services, (ECS) Group $1,000 per month until November 30, 2009. This contract was renewed by mutual agreement between Costa Rica and ECS for another six months, through May 31, 2010. ECS advises Costa Rica on matters relating to administrative and operational matters.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from Inception (December 4, 2008) to December 31, 2009, included in this report have been audited by GBH CPAs, PC, as set forth in this annual report.

ITEM 9A.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

    Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

    As required by Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, our management, including our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation, our management, including the principal executive officer and principal financial officer, have concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms, and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management's Report on Internal Control over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

    A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

    1.     We do not employ an independent audit committee - While not being legally obligated to have an independent audit committee, it is the Company's Management view that such a committee, including a financial expert member, is an utmost important entity-level control over the Company's financial statements. Currently the Board of Directors consists of a sole member who is not independent of management and lacks sufficient financial expertise for overseeing financial reporting responsibilities. As a result, an effective independent audit committee cannot be established until the number of directors is increased and qualified members are appointed.

    2.     Dual Signatures of Checks- The Company's check signing authority is with its sole officer and director only. Management feels that the lack of dual signatures on checks can increase the likelihood of misappropriation of assets given the fact that there is only on authorized signer.

    3.     We did not maintain proper segregation of duties for the preparation of our financial statements - As of December 31, 2009, the majority of the preparation of financial statements was carried out by one person, who is an independent consultant to the Company. Additionally, the Company currently only has one officer/director having oversight on all transactions. This has resulted in several deficiencies including:

a) Journal entries were prepared and approved by the same person, without being checked or approved by any other personnel within the Company. Additionally approval of certain material transactions was not documented as approved by the Company's Board of Directors.

b) Lack of control over preparation of financial statements, and proper application of accounting policies.

    Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company's internal controls.

    As a result of the material weaknesses described above, management has concluded that the Company's internal control over financial reporting as of December 31, 2009 was not effective based on criteria established in Internal Control-Integrated Framework issued by COSO.

Auditor Attestation

    GBH CPAs, PC, our independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2009.

Continuing Remediation Efforts to address deficiencies in Company's Internal Control over Financial Reporting

    The Company is currently engaged in the review, documentation and remediation of its disclosure controls and procedures. Once the Company has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an independent audit committee and audit committee financial expert.

2.

We will appoint additional personnel to assist with the preparation of the Company's financial statements; which will allow for proper segregation of duties, as well as additional manpower for proper documentation.

3.

Our Board of Directors will appoint a member of management to act as the secondary authorized signatory on the Company's bank account; to decrease the likelihood of misappropriation of the Company's assets.

4.

We will establish policies to ensure that all significant transactions resulting in non- standard journal entries are reviewed and approved by the Company's Board of Directors and that approval be documented in the Company's corporate records.

Changes in Internal Control over Financial Reporting.

    There have been no changes in our internal controls or in other factors that could affect those controls subsequent to the date of their last evaluation.

ITEM 9B.     OTHER INFORMATION

    None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERANANCE.

Officers and Directors

    Our sole director will serve until her successor is elected and qualified. Our sole officer is elected by the board of directors to a term of one (1) year and serves until her successor is duly elected and qualified, or until she is removed from office. The board of directors has no nominating, auditing or compensation committees.

    The name, address, age and position of our present officer and director is set forth below:

Name and Address	Age	Position(s)

Rhonda A. Esparza #6 Harbor Town Laguna Vista, Texas 78578	40	President, Chief Executive Officer, Secretary/Treasurer, Chief Financial Officer, and the sole member of the Board of Directors

    The person named above has held her offices/positions since our inception and is expected to hold her offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

Rhonda Esparza

    Since December 4, 2008, Ms. Esparza has been our President, Chief Executive Officer, Secretary/Treasurer, Chief Financial Officer, Principal Accounting Officer and the sole member of the Board of Directors. Since February, 2000 to the present, Ms. Esparza has been a real estate agent with Realty Executives of South Padre Island, Texas.

    During the past five years, Ms. Esparza has not been the subject of the following events:

1.	Any bankruptcy petition filed by or against any business of which Ms. Esparza was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Ms. Esparza's involvement in any type of business, securities or banking activities.

4.

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Transactions with Related Persons, Promoters and Certain Control Persons

    Ms. Esparza is deemed a "promoter" of our company, within the meaning of such term under the Securities Act of 1933 since she founded and organized our company. Ms. Esparza is our only "promoter". On December 4, 2008, we issued 4,000,000 shares of common stock as restricted securities to Rhonda A. Esparza, our sole officer and director, in consideration of $0.00001 per share or a total of $40. Ms. Erparza has not received and is not entitled to receive any additional consideration for her services as our promoter.

Conflicts of Interest

    There are no conflicts of interest. Further, we have not established any policies to deal with possible future conflicts of interest.

Involvement in Certain Legal Proceedings

    Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee Financial Expert

    We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Audit Committee and Charter

    We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as an exhibit to this report.

Code of Ethics

    We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as an exhibit to this report.

Disclosure Committee and Charter

    We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the disclosure committee charter is filed as an exhibit to this report.

Section 16(a) of the Securities Exchange Act of 1934

    As of the date of this report we are not subject to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.     EXECUTIVE COMPENSATION

    The following table sets forth the compensation paid by us from inception on December 4, 2008 through December 31, 2009, December 31, 2008 and December 31, 2007, for our sole officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

Summary Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Rhonda Esparza	2009	0	0	0	0	0	0	0	0
President, CEO	2008	0	0	0	0	0	0	0	0
CFO	2007	0	0	0	0	0	0	0	0

    We have not paid any salaries in 2009, and we do not anticipate paying any salaries at any time in 2010. We will not begin paying salaries until we have adequate funds to do so.

    The following table sets forth the compensation paid by us from inception on December 4, 2008 through December 31, 2009, for our sole director. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named sole director.

Director Compensation
Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Rhonda Esparza	2009	0	0	0	0	0	0

    Our sole director does not receive any compensation for serving as a member of the board of directors.

    There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer and director other than as described herein.

Long-Term Incentive Plan Awards

    We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

    As of the date hereof, we have not entered into employment contracts with any of our sole officer and do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

    Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

    Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

    The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by our sole director, officer and key employee, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of her shares and possess sole voting and dispositive power with respect to the shares.

		AMOUNT	PERCENTAGE
		AND NATURE	OF
		OF	OUTSTANDING
Name and Address		BENEFICIAL	SHARES
Beneficial Owner		OWNERSHIP	OWNED
Rhonda Esparza [1]	%	4,000,000	61.54%
#6 Harbor Town
Laguna Vista, Texas 78578

All Officers and Directors	%	4,000,000	61.54%
as a Group (1 person)

[1] The person named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of her stock holdings. Ms. Esparza is our only "promoter".

Future sales by existing stockholders

    A total of 4,000,000 shares of common stock were issued to our sole officer and director. All of the shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

    There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

    On December 4, 2008, we issued a total of 4,000,000 shares of restricted common stock to Rhonda A. Esparza, our sole officer and director in consideration of $40 cash.

    Ms. Esparza allows us to use approximately 100 square feet of her home for our operations on a rent free basis. The agreement is oral. We do not believe the value of the use of the space on a rent fee basis to be material.

    Currently, we have no independent directors.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

    For the year ended December 31, 2009 and for the period from Inception (December 4, 2008) to December 31, 2008, we were billed approximately $12,500 and $5,000, respectively, for professional services rendered for the annual audit and quarterly reviews of our financial statements.

Audit Related Fees

    There were no fees for audit related services for the year ended December 31, 2009 and for the period from Inception (December 4, 2008) to December 31, 2008.

Tax Fees

    For the year ended December 31, 2009 and for the period from Inception (December 4, 2008) to December 31, 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

    The Company did not incur any other fees related to services rendered by our principal accountant for the year ended December 31, 2009 and for the period from Inception (December 4, 2008) to December 31, 2008.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particularservice,theaudit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

    We do not have an independent audit committee.Our entire board of directors which comprises our audit committee pre-approves all services provided by our independent auditors.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference

					Filed
Exhibit No. Document Description		Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	02/02/09	3.1

3.2	Bylaws.	S-1	02/02/09	3.2

4.1	Specimen Stock Certificate.	S-1	02/02/09	4.1

10.1	Consulting Agreement with ECS Group	S-1	02/02/09	10.1

14.1	Code of Ethics.				X

31.1	Certification pursuant to Rule 13a-15(e) and				X
	15d-15(e), promulgated under the Securities
	and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section				X
	1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.

99.1	Subscription Agreement	S-1	02/02/09	99.1

99.2	Audit Committee Charter.				X

99.3	Disclosure Committee Charter.				X

SIGNATURES

    Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Laguna Vista, Texas, on this 31st day of March, 2010.

COSTA RICA PARADISE INC.

BY:	RHONDA ESPARZA
Rhonda Esparza, President, Principal Executive
Officer, Secretary, Treasurer, Principal Financial
Officer, Principal Accounting Officer and sole
member of the Board of Directors.

    Pursuant to the requirements of the Securities Act of 1933, this Form S-1 Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

RHONDA ESPARZA	President, Principal Executive Officer, Secretary,	March 31, 2010
Rhonda Esparza	Treasurer, Principal Financial Officer, Principal
Accounting Officer, and sol member of the Board
of Directors

EXHIBIT INDEX

		Incorporated by reference

					Filed
Exhibit No. Document Description		Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	02/02/09	3.1

3.2	Bylaws.	S-1	02/02/09	3.2

4.1	Specimen Stock Certificate.	S-1	02/02/09	4.1

10.1	Consulting Agreement with ECS Group	S-1	02/02/09	10.1

14.1	Code of Ethics.				X

31.1	Certification pursuant to Rule 13a-15(e) and				X
	15d-15(e), promulgated under the Securities
	and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section				X
	1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.

99.1	Subscription Agreement	S-1	02/02/09	99.1

99.2	Audit Committee Charter.				X

99.3	Disclosure Committee Charter.				X

Print PDF Version