Form 10-Q
period 2010-03-31
Costa Rica Paradise Inc.
filed 2010-05-18
CIK 1454719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-157066

CONVENIENCE TV INC.
(Exact name of registrant as specified in its charter)

NEVADA	30-0518293
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

248 Main Street, Venice, CA, 90291
(Address of principal executive offices, including zip code.)

310-566-3696
(telephone number, including area code)

COSTA RICA PARADISE INC.
#6 Harbor Tow n
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
YES [   ]   NO [X]

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 53,700,000 as of May 12, 2010.

CONVENIENCE TV INC.

FORM 10-Q
March 31, 2010
INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CONVENIENCE TV INC.
(A Development Stage Company)

March 31, 2010

CONVENIENCE TV INC. (formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$3,008	$11,500

TOTAL ASSETS	$3,008	$11,500

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	$-	$-

TOTAL CURRENT LIABILITIES	-	-

STOCKHOLDERS' EQUITY
Preferred Stock, 100,000,000 Shares Authorized, $0.00001 Par Value; None Issued and Outstanding	-	-
Common Stock, 100,000,000 Shares Authorized, $0.00001 Par Value; 45,500,000 Shares Issued and Outstanding	455	455
Additional Paid-in Capital	44,585	44,585
Deficit Accumulated During Development Stage	(42,032)	(33,540)
TOTAL STOCKHOLDERS' EQUITY	3,008	11,500

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,008	$11,500

The accompanying notes are an integral part of these unaudited financial statements.

CONVENIENCE TV INC. (formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
STATEMENTS OF EXPENSES (Unaudited)

			Inception
	Three Months	Three Months	(December 4, 2008)
	Ended	Ended	through
	March 31, 2010	March 31, 2009	March 31, 2010

EXPENSES
Legal and Accounting	$5,000	9,505	$17,500
Consulting	3,000	-	21,220
General and Administrative	492	330	3,312
TOTAL EXPENSES	8,492	9,835	42,032

NET LOSS	$(8,492)	(9,835)	$(42,032)

Net Loss Per Share
Basic and Diluted	$(0.00)	(0.00)

Weighted Average
Shares Outstanding- Basic and Diluted	45,500,000	28,000,000

The accompanying notes are an integral part of these unaudited financial statements.

CONVENIENCE TV INC. (formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS" EQUITY (DEFICIT)
(Unaudited)

				Deficit
				Accumulated	Total
	Common Stock		Additional Paid-in	During Development	Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)

Stock issued for cash on December 4, 2008,
post split	28,000,000	$ 280	$ (240)	$ -	$ 40

Net loss	-	-	-	(1,549)	(1,549)

Balance, December 31, 2008	28,000,000	$ 280	$ (240)	$ (1,549)	$ (1,509)

Stock issued for cash on May 26, 2009
net of cost of issuance $5,000, post split	17,500,000	175	44,825	-	45,000

Net Loss	-	-	-	(31,991)	(31,991)

Balance, December 31, 2009	45,500,000	$ 455	$ 44,585	$ (33,540)	$ 11,500

Net Loss				(8,492)	(8,492)

Balance, March 31, 2010	45,500,000	$ 455	$ 44,585	$ (42,032)	$ 3,008

The accompanying notes are an integral part of these unaudited financial statements.

CONVENIENCE TV INC. (formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months	From December 4,
	Ended	Ended	2008 (inception) to
	March 31, 2010	March 31, 2009	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,492)	$(9,835)	$(42,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses	-	-	-
Accounts payable	-	52	-
Accrued liabilities	-	(169)	-
Net Cash Used in Operating Activities	(8,492)	(9,952)	(42,032)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholder	-	2,000	23,010
Repayment of related party advances	-	-	(23,010)
Proceeds from the issuance of common	-	-	-
stock, net of direct issuance costs of $5,000	-	-	45,040
Net Cash Provided by Financing Activities	-	2,000	45,040

Net change in cash	(8,492)	(7,952)	3,008

Cash, beginning of period	11,500	8,670	-

Cash, end of period	$3,008	$718	$3,008

The accompanying notes are an integral part of these unaudited financial statements.

CONVENIENCE TV INC.
(formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)
March 31, 2010

NOTE 1.     BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Convenience TV Inc., (formerly Costa Rica Paradise Inc.) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements as of and for the period ended December 31, 2009 and notes thereto contained in Convenience TV Inc.'s 10-K filed with the SEC on March 31, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicated the disclosure contained in the audited financial statements for December 31, 2009 reported on Form 10-K have been omitted.

NOTE 2.     GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Convenience TV Inc. will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Convenience TV Inc. be unable to continue as a going concern. As at March 31, 2010, Convenience TV Inc. has working capital of $3,008, has not generated revenues and has accumulated losses of $42,032 since inception. The continuation of Convenience TV Inc. as a going concern is dependent upon the continued financial support from its shareholders, the ability of Convenience TV Inc. to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Convenience TV Inc.'s ability to continue as a going concern.

NOTE 3.     STOCKHOLDERS' EQUITY

At inception, Convenience TV Inc. sold 28,000,000 shares (post split) of common stock to its former officer for $40 and during the second quarter of fiscal 2009, Convenience TV Inc. sold 17,500,000 shares (post split) of common stock to investors for total proceeds for $50,000 in its public offering, net of $5,000 direct issuance costs.

10

CONVENIENCE TV INC.
(formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)
March 31, 2010

NOTE 3.     STOCKHOLDERS' EQUITY (continued)

On April 24, 2010, Convenience TV Inc. had a forward split of Convenience TV Inc.'s issued and outstanding common stock on a 7 for 1 basis. The financial statements have been retroactively restated for the effects of the forward split.

NOTE 4.     SUBSEQUENT EVENTS

On April 24, 2010, Convenience TV Inc.'s board of directors approved:

    a change of name from "Costa Rica Paradise Inc." to "Convenience TV Inc."; and
    a forward split of Convenience TV Inc.'s issued and outstanding common stock on a 7 for 1 basis.

On May 5, 2010, Convenience TV Inc. closed a share acquisition agreement with Global Fusion Media Inc., for the acquisition of C-Store Network, LLC. Convenience TV Inc. issued 36,000,000 post-split shares of its common stock to Global Fusion Media Inc., in connection with this closing.

Also on May 5, 2010, Convenience TV Inc. entered into and closed an agreement with its former director and officer, Rhonda Esparza, to cancel 27,800,000 post-split shares of Ms. Esparza's holdings in Convenience TV Inc.

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

Liquidity and Capital Resources

For the three months ended March 31, 2010

    As of March 31, 2010 we had current assets of $3,008, current liabilities of $Nil and working capital $3,008. As of March 31, 2010 we had total assets of $3,008 comprised entirely of cash.

    During the three months ended March 31, 2010 we spent net cash of $8,492 on operating activities, compared to net cash spending of $9,952 on operating activities during the same period in 2009. The decrease in operating activities for the three months ended March 31, 2010 was primarily due to decrease in professional fees associated with our public offering.

    We did not spend any cash on investing activities during the three month period ending March 31, 2010 or during the same period for 2009.

    During the three months ended March 31, 2010 we received net cash of $Nil from financing activities, compared to net cash received of $2,000 from financing activities during the same period in 2009. The decrease in financing activities for the three months ended March 31, 2010 was due to a lack of advances from our president.

    On May 5, 2010, we closed the acquisition of C-Store Network, LLC for 36,000,000 shares of our common stock and have since adopted the business of C-Store Network, LLC, which is now our wholly-owned subsidiary. We anticipate that we will meet our ongoing cash requirements by retaining income as well as through equity or debt financing. We plan to cooperate with various individuals and institutions to acquire the financing required to produce and distribute our products and anticipate this will continue until we accrue sufficient capital reserves to finance all of our productions independently.

    We estimate that our expenses over the next 12 months (beginning May 2010) will be approximately $1,702,600 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	100,000
Marketing and advertising	12 months	17,600
Management and operating costs	12 months	650,000
Salaries and consulting fees	12 months	200,000
Fixed asset purchases	12 months	660,000
General and administrative expenses	12 months	75,000
Total		1,702,600

    We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any private placement financings. If we are not able to successfully complete any private placement financings, we plan to cooperate with film and television producers or obtain shareholder loans to meet our cash requirements. However, there is no assurance that any such financing will be available or if available, on terms that will be acceptable to us. We may not raise sufficient funds to fully carry out our business plan.

Debt Cancellation

    On May 5, 2010, concurrently with the closing of the acquisition of C-Store from Global Fusion, Global Fusion provided a release and debt cancellation to C-Store to eliminate all debt owed by C-Store to Global Fusion.

Share Cancellation

    Also on May 5, 2010 and concurrently with the closing of the acquisition of C-Store, we entered into, and closed, an agreement with our former sole director and officer, Rhonda Esparza, pursuant to which Ms. Esparza cancelled 27,800,000 post split shares of our common stock held in her name.

Results of Operations

For the three months ended March 31, 2010 and March 31, 2009

Revenues

    During the three months ended March 31, 2010, we did not earn any revenues and incurred a net loss of $8,492. During the three months ended March 31, 2009, we did not earn any revenues and incurred a net loss of $9,835.

Expenses

    During the three months ended March 31, 2010 we incurred total expenses of $8,492 which included $5,000 in legal and accounting fees, $3,000 in consulting fees and $492 in other general and administrative fees. Comparatively, during the same time in 2009, we incurred total expenses of $9,835 including $9,505 in legal and accounting fees and $303 in other general and administrative fees.

Off-Balance Sheet Arrangements

    We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Inflation

    The effect of inflation on our revenues and operating results has not been significant.

Critical Accounting Policies

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

Basic and Diluted Earnings (Loss) Per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three months ended March 31, 2010 and 2009, there were no potentially dilutive securities outstanding.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4(A).     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

    We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were not effective as of the end of the period covered by this report due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended December 31, 2009.

Changes in Internal Controls

    We have also evaluated our internal control for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls during the quarter ended March 31, 2010.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On April 9, 2009, the SEC declared our Form S-1 registration statement effective (SEC File no. 333-157066) allowing us to sell 17,500,000 shares of common stock minimum, 5,000,000 shares of common stock maximum at an offering price of $0.003 per share. There was no underwriter involved in our public offering. On May 26, 2009, the Company completed its public offering by issuing 17,500,000 shares of common stock and raising $45,000, net of the legal costs of issuance of $5,000. At inception, we sold 28,000,000 shares of common stock to our sole officer and director for $40.

    We have used some of the funds raised during the period for operating expenses or issuance costs as follows:

Fund raised from founder	$40
Total funds raised from our public offering	$50,000
Total funds raised	50,040

Consulting Fees	$21,220
General and Administrative	$3,312
Legal and Accounting, includes $5,000 cost of equity issuance	$22,500
Total remaining	$3,008

    We have not had any previously unreported issuances of unregistered securities during the period covered by this report.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.     (REMOVED AND RESERVED)

ITEM 5.     OTHER INFORMATION

    None.

ITEM 6.     EXHIBITS

    The following documents are included herein:

Exhibit No.	Document Description

10.1	Share Cancellation Agreement with Rhonda Esparza dated May 5, 2010

31.1 31.2

Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended

32.1 32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 17th day of May, 2010 at Venice, California.

CONVENIENCE TV INC.
(Registrant)

/s/ NORMAN KNOWLES

Norman Knowles, President, Principal Executive Officer, and a member of the Board of Directors.

/s/ GREG TREVOR
Greg Trevor, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, and a member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Share Cancellation Agreement with Rhonda Esparza dated May 5, 2010

31.1 31.2

Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended

32.1 32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).