Form 10-Q
period 2010-06-30
Convenience TV Inc.
filed 2010-08-23
CIK 1454719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2010

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
YES [X]          NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [ ]        NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 55,470,000 as of August 20, 2010.

CONVENIENCE TV INC.

FORM 10-Q
June 30, 2010
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Convenience TV Inc.
(formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
June 30, 2010
(unaudited)

Convenience TV Inc.
(formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	June 30,	March 31,
	2010	2010
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	10,269	–
Prepaid expenses	–	8,457
Total Current Assets	10,269	8,457
Property and equipment (Note 3)	76,129	89,078
Total Assets	86,398	97,535

LIABILITIES AND SHAREHOLDER’ DEFICIT
Current Liabilities
Accounts payable	22,115	5,769
Accrued liabilities	2,494	1,137
Due to Global Fusion Media Inc. (Note 5)	–	385,561
Total Liabilities	24,609	392,467
Nature of Operations and Continuance of Business (Note 1)
Subsequent Events (Note 7)
Stockholders’ Equity (Deficit)
Common Stock (Note 6) Authorized: 100,000,000 common shares, $0.00001 par value Issued and outstanding: 53,700,000 shares (March 31, 2010 – 1 share)	537	1
Additional paid-in capital	374,224	–
Common stock subscribed (Note 6)	48,700	–
Deficit accumulated during the development stage	(361,672)	(294,933)
Total Shareholders' Equity (Deficit)	61,789	(294,932)
Total Liabilities and Shareholders' Equity (Deficit)	86,398	97,535

(The accompanying notes are an integral part of these consolidated financial statements)

Convenience TV Inc.
(formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(unaudited)

						Accumulated From
		Three Months		Three Months		March 31, 2008 (date
		Ended		Ended		of inception) to
`		June 30,		June 30,		June 30,
		2010		2009		2010
	$		$		$

Revenue		–		–		14,326

Expenses

Amortization		12,949		12,940		79,687
Consulting fees		11,000		6,000		17,500
Content services		–		–		6,470
Foreign exchange loss (gain)		(3,028)		14,247		16,727
Management fees		8,000		–		130,305
Network management		29,457		5,000		75,217
Office and general		581		127		4,619
Professional fees		4,659		–		18,628
Transfer agent and filing fees		3,121		–		3,121
Travel and promotion		–		4,293		23,724
Total Expenses		66,739		42,607		375,998

Net Loss for the Period		(66,739)		(42,607)		(361,672)

Net Loss Per Share - Basic and Diluted		–		–

Weighted Average Shares Outstanding		50,241,000		–

(The accompanying notes are an integral part of these consolidated financial statements)

Convenience TV Inc.
(formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in US Dollars)
(unaudited)

					Deficit
			Additional		Accumulated
			Paid-in	Common Stock	During the
	Shares		Capital	Subscribed	Development
		Amount			Stage	Total
	#	$	$	$	$	$

Balance, March 31, 2008 (date of inception)	–	–	–	–	–	–
			-
Issuance of member’s unit for cash	1	1	–	–	–	1
Net loss for the year	–	–	–	–	(179,591)	(179,591)
Balance, March 31, 2009	1	1	–	–	(179,591)	(179,590)
Net loss for the year	–	–	–	–	(115,342)	(115,342)
Balance, March 31, 2010	1	1	–	–	(294,933)	(294,932)
May 5, 2010 – recapitalization transactions
Shares acquired by legal parent	(1)	(1)	1	–	–	–
Shares of Convenience TV Inc.	45,500,000	455	(455)	–	–	–
Shares issued to the shareholder of C- Store Network, LLC to effect the recapitalization	36,000,000	360	(10,798)	16,700	–	6,262
Shares returned by the former President of the Company	(27,800,000)	(278)	278	–	–	–
Forgiveness of related party debt	–	–	385,198	–	–	385,198
Share subscriptions received	–	–	–	32,000	–	32,000
Net loss for the period	–	–	–	–	(66,739)	(66,739)
Balance, June 30, 2010	53,700,000	537	374,224	48,700	(361,672)	61,789

(The accompanying notes are an integral part of these consolidated financial statements)

Convenience TV Inc.
(formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(unaudited)

			Accumulated From
	Three-Months	Three-Months	March 31, 2008 (date
	Ended	Ended	of inception) to
	June 30,	June 30,	June 30,
	2010	2009	2010
	$	$	$

Operating Activities

Net loss	(66,739)	(42,607)	(361,672)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	12,949	12,940	79,687

Changes in operating assets and liabilities:
Prepaid expenses	8,457	–	–
Accounts payable	15,853	(8,612)	21,622
Accrued liabilities	1,357	–	2,494
Due to related party	–	(760)	–

Net Cash Used In Operating Activities	(28,123)	(39,039)	(257,869)

Investing Activities

Acquisition of property and equipment	–	(8,005)	(155,816)
Net cash acquired on acquisition of subsidiary	6,755	–	6,755

Net Cash Provided By (Used In) Investing Activities	6,755	(8,005)	(149,061)

Financing Activities

Advances from Global Fusion Media Inc.	–	34,266	346,021
Proceeds from issuance of member’s unit	–	–	1
Proceeds from common stock subscribed	48,700	–	48,700

Net Cash Provided by Financing Activities	48,700	34,266	394,722

Effect of Exchange Rate Changes on Cash	(17,063)	12,778	22,477

Change in Cash	10,269	–	10,269

Cash - Beginning of Period	–	–	–

Cash - End of Period	10,269	–	10,269

Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Convenience TV Inc.
(formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2010
(Expressed in US dollars)
(unaudited)

1.	Nature of Operations and Continuance of Business

Convenience TV Inc. (the “Company”) was incorporated under the laws of the State of Nevada on December 8, 2008. On April 24, 2010, the Company changed its name from Costa Rica Paradise Inc. to Convenience TV Inc. The Company’s prior business was real estate investment consulting with respect to properties located in Costa Rica. Upon completion of an acquisition agreement with Global Fusion Media Inc. (“Global Fusion”), as described below, the Company adopted the business of C-Store Network, LLC (“C-Store”). The Company is a development stage company, as defined by Accounting Standards Codification (“ASC”) 915, Development Stage Entities and is now engaged in the business of providing advertising services through a network of in-location televisions installed at various convenience store locations.

On May 5, 2010, the Company closed an acquisition agreement with Global Fusion in which the Company acquired C-Store, a private company fully owned by Global Fusion, in exchange for the issuance of 36,000,000 shares of common stock to Global Fusion. Refer to Note 4.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2010, the Company has not generated significant revenues, has a working capital deficiency of $14,341, and has an accumulated deficit of $361,672 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

The Company will need additional working capital to continue or to be successful in any future business activities. Management plans to seek debt or equity financing, or a combination of both, to raise the necessary working capital.

2.	Summary of Significant Accounting Principles

Basis of Presentation

These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in US dollars, unless otherwise noted. The Company’s fiscal year end is March 31.

Interim Financial Statements

The interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future.

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Convenience TV Inc.
(formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2010
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Principles (continued)

Property and Equipment

Property and equipment, consisting primarily of computer and equipment, is stated at cost and is amortized using the straight-line method over their estimated lives of three years.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue consists of streaming advertising services. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability is reasonably assured.

Impairment of Long-lived Assets

In accordance with ASC 360, Impairment or Disposal of Long-Lived Assets, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Foreign Currency Translation

The Company’s functional currency and its reporting currency is the United States dollar and foreign currency transactions are primarily undertaken in Canadian dollars. Monetary balance sheet items expressed in foreign currencies are translated into US dollars at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates for the period. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2010 and 2009, the Company had no items representing comprehensive loss.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Convenience TV Inc.
(formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2010
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Principles (continued)

Financial Instruments and Fair Value Measures

ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments require an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of accounts payable and accrued liabilities. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard will be adopted on April 1, 2011 but is not expected to have a material effect on the Company’s consolidated financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard will be adopted on April 1, 2011 but is not expected to have a material effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. The adoption of this standard on April 1, 2010, with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010, did not have a material effect on the Company’s consolidated financial statements. The adoption of the remainder of the standard is not expected to have a material effect on the Company’s consolidated financial statements

Convenience TV Inc.
(formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2010
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Principles (continued)

Recent Accounting Pronouncements (continued)

In February 2010, the FASB issued Accounting Standards Update 2010-10 (“ASU 2010-10”), “Consolidation (Topic 810): Amendments for Certain Investment Funds”. The amendments in this update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the Company’s consolidated financial statements.

In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”. The amendments in this update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the Company’s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment

			June 30,	March 31,
			2010	2010
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
Computer equipment	16,147	10,590	5,557	6,899
Equipment	139,668	69,096	70,572	82,179
	155,815	79,686	76,129	89,078

4.	Acquisition of C-Store Network, LLC

On April 1, 2010, the Company entered into an acquisition agreement (the “Acquisition Agreement”) with Global Fusion Media Inc. ("Global Fusion"), a company incorporated under the laws of British Columbia, Canada. The Company agreed to acquire 100% of C-Store Network, LLC ("C-Store") from Global Fusion in exchange for 36,000,000 shares of common stock (the "Acquisition"). On May 5, 2010 the transactions contemplated by the Acquisition Agreement closed. C-Store is a media and advertising company which focuses on direct advertising to customers in convenience stores through North America.

Global Fusion holds 67% of the total issued and outstanding common shares immediately following the Acquisition. The Acquisition was a capital transaction in substance and therefore has been accounted for as a recapitalization, which is outside the scope ASC 805, Business Combinations. Under recapitalization accounting, C-Store is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. These consolidated financial statements include the accounts of the Company since the effective date of the recapitalization and the historical accounts of the business of C-Store since inception.

5.	Related Party Transactions

As at March 31, 2010, C-Store owed $178,127 and $207,434 (Cdn$210,712) to Global Fusion for expenditures paid on behalf of C- Store. These amounts were unsecured, non-interest bearing and due on demand. On May 5, 2010, concurrently with the closing of the Acquisition as described in Note 4, Global provided a release and debt cancellation to eliminate all debt owed by C-Store to Global. As Global was the sole owner of C-Store prior to the closing of the Acquisition, $385,198 was recorded as additional paid-in capital.

Convenience TV Inc.
(formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2010
(Expressed in US dollars)
(unaudited)

6.	Common Stock

a)

On May 4, 2010, the Company effected a one for seven forward stock split of the issued and outstanding shares of common stock. All share amounts of the Company have been retroactively adjusted for all periods presented.

	b)	On May 5, 2010, 27,800,000 shares of common stock held by the former President of the Company were returned and cancelled for no consideration.

	c)	On May 5, 2010, the Company issued 36,000,000 shares of common stock for the acquisition of C-Store. Refer to Note 4.

d)

On June 21, 2010, the Company entered into a subscription agreement for 1,250,000 shares of common stock at $0.20 per share for total proceeds of $250,000. As at June 30, 2010, the Company has received $20,000 which is recorded in common stock subscribed. Refer to Note 7(a).

	e)	During the period ended June 30, 2010, the Company received proceeds of $28,700 for share subscriptions for which 520,000 shares of common stock will be issued.

7.	Subsequent Events

	a)	On July 6, 2010, the Company received proceeds of $230,000 for the share subscription agreement disclosed in Note 6(d).

b)

On August 1, 2010, the Company entered into an agreement in which the Company engaged a firm to provide investor relations and marketing services to the Company for $2,500 per month for a period of six months. The Company is also required to issue 600,000 shares of common stock within seven days of signing the agreement.

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

Liquidity and Capital Resources

For the three months ended June 30, 2010

As of June 30, 2010 we had current assets of $10,269, current liabilities of $24,609 and a working capital of deficit $14,340. As of June 30, 2010 we had total assets of $86,398 comprised of cash of $10,269 and property and equipment of $76,129.

During the three months ended June 30, 2010 we spent net cash of $28,123 on operating activities, compared to net cash spending of $39,039 on operating activities during the same period in 2009.

Net cash provided by investing activities for the three months ended June 30, 2010 was $6,755 compared to net cash used in investing activities of $8,005 during the same period in 2009.

During the three months ended June 30, 2010 we received net cash of $48,700 from financing activities, compared to net cash received of $34,266 from financing activities during the same period in 2009.

On July 6, 2010, our company received share subscription of $230,000.

On May 5, 2010 we closed the acquisition of C-Store Network, LLC and have since adopted the business of C-Store Network, LLC, which is now our wholly owned subsidiary. We anticipate that we will meet our ongoing cash requirements by retaining income as well as through equity or debt financing. We plan to cooperate with various individuals and institutions to acquire the financing required to produce and distribute our products and anticipate this will continue until we accrue sufficient capital reserves to finance all of our productions independently.

We estimate that our expenses over the next 12 months will be approximately $1,702,600 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

	Estimated	Estimated
Description	Completion Date	Expenses
		($)
Legal and accounting fees	12 months	100,000
Marketing and advertising	12 months	17,600
Management and operating costs	12 months	650,000

	Estimated	Estimated
Description	Completion Date	Expenses
		($)
Salaries and consulting fees	12 months	200,000
Fixed asset purchases	12 months	660,000
General and administrative expenses	12 months	75,000
Total		1,702,600

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

Share Cancellation

Also on May 5, 2010 and also concurrently with the closing of the acquisition of C-Store, we entered into, and closed, an agreement with our former sole director and officer, Rhonda Esparza, pursuant to which Ms. Esparza cancelled 27,800,000 post split shares of our common stock held in her name.

Results of Operations

For the three months ended June 30, 2010 and June 30, 2009

Revenues

During the three months ended June 30, 2010 we did not earn any revenues and incurred a net loss of $66,739. During the three months ended June 30, 2009 we did not earn any revenues and incurred a net loss of $42,607.

Expenses

During the three months ended June 30, 2010 we incurred total expenses of $66,739 which included $4,659 in professional fees, $11,000 in consulting fees, $29,457 in network management, and $12,949 in amortization. Comparatively, during the same time in 2009, we incurred total expenses of $42,607 which included $6,000 in consulting fees, $5,000 in network management, and $12,940 in amortization.

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

Impairment of Long-lived Assets. In accordance with ASC 360, Impairment or Disposal of Long-Lived Assets, our company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended (Chief Executive Officer)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended(Chief Financial Officer).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONVENIENCE TV INC.

Date: August 23, 2010	/s/ Norman Knowles
Norman Knowles
President, Principal Executive Officer, and a
member of the Board of Directors.

Date: August 23, 2010	/s/ Greg Trevor
Greg Trevor
Chief Financial Officer, Principal Accounting
Officer, Secretary, Treasurer, and a member of the
Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended (Chief Executive Officer)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended(Chief Financial Officer).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).