Form 10-Q
period 2010-09-30
Convenience TV Inc.
filed 2010-11-22
CIK 1454719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________

Commission File Number 333-157066

CONVENIENCE TV INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0518293
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

248 Main Street, Venice, CA	90291
(Address of principal executive offices)	(Zip Code)

877-943-3210
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES    [   ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[   ] YES    [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[   ] YES    [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[   ] YES    [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
55,870,000 common shares issued and outstanding as of November 19, 2010

CONVENIENCE TV INC.

FORM 10-Q
September 30, 2010
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim consolidated financial statements for the six month period ended September 30, 2010 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

CONVENIENCE TV INC.
(formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
September 30, 2010
(Expressed in US dollars)
(unaudited)

CONVENIENCE TV INC.
(formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	September 30,	March 31,
	2010	2010
	(unaudited)
	$	$

ASSETS

Current Assets

Cash	135,819	–
Prepaid expenses	–	8,457

Total Current Assets	135,819	8,457

Property and equipment (Note 3)	63,038	89,078

Total Assets	198,857	97,535

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	27,765	5,769
Accrued liabilities	3,305	1,137
Due to Global Fusion Media Inc. (Note 5)	–	385,561

Total Liabilities	31,070	392,467

Nature of Operations and Continuance of Business (Note 1)
Commitment (Note 7)

Stockholders’ Equity (Deficit)

Common Stock
Authorized: 100,000,000 common shares, $0.00001 par value Issued and outstanding: 56,070,000 shares (March 31, 2010 – 36,000,000)	561	1
Additional paid-in capital	742,900	–
Deficit accumulated during the development stage	(575,674)	(294,933)

Total Shareholders' Equity (Deficit)	167,787	(294,932)

Total Liabilities and Shareholders' Equity (Deficit)	198,857	97,535

(The accompanying notes are an integral part of these consolidated financial statements)

CONVENIENCE TV INC.
(formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(unaudited)

					Accumulated From
	Three Months	Three Months	Six Months	Six Months	March 31, 2008
	Ended	Ended	Ended	Ended	(date of inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010
	$	$	$	$	$

Revenue	–	–	–	–	14,326

Expenses
Amortization	13,092	12,789	26,041	25,729	92,779
Consulting fees	8,300	–	11,300	6,000	17,800
Content services	–	–	–	–	6,470
Foreign exchange loss (gain)	228	15,026	(2,800)	29,273	16,955
Investor relations	90,000	–	90,000	–	90,000
Management fees (Note 5)	34,000	–	50,000	–	172,305
Network management	28,117	–	57,573	5,000	103,334
Office and general	3,518	–	4,099	126	8,137
Professional fees	33,346	4,500	38,006	4,500	51,974
Transfer agent and filing fees	3,401	–	6,522	–	6,522
Travel and promotion	–	–	–	4,293	23,724
Total Expenses	214,002	32,315	280,741	74,921	590,000
Net Loss for the Period	(214,002)	(32,315)	(280,741)	(74,921)	(575,674)

Net Loss Per Share - Basic and Diluted	–	–	(0.01)	–

Weighted Average Shares Outstanding	55,673,000	36,000,000	51,242,000	36,000,000

(The accompanying notes are an integral part of these consolidated financial statements)

CONVENIENCE TV INC.
(formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in US Dollars)
(unaudited)

				Deficit
				Accumulated
			Additional	During the
	Shares		Paid-in	Development
		Amount	Capital	Stage	Total
	#	$	$	$	$

Balance, March 31, 2008 (date of inception)	–	–	–	–	–
			-
Shares issued	36,000,000	360	(359)	–	1
Net loss for the year	–	–	–	(179,591)	(179,591)
Balance, March 31, 2009	36,000,000	360	(359)	(179,591)	(179,590)
Net loss for the year	–	–	–	(115,342)	(115,342)
Balance, March 31, 2010	36,000,000	360	(359)	(294,933)	(294,932)
May 5, 2010 – recapitalization transactions
Shares of Convenience TV Inc., net of shares cancelled	17,700,000	177	(10,615)	–	(10,438)
Forgiveness of related party debt	–	–	385,198	–	385,198
Shares issued per private placements	1,770,000	18	278,682	–	278,700
Shares issued per investor relations agreement	600,000	6	89,994	–	90,000
Net loss for the period	–	–	–	(280,741)	(280,741)
Balance, September 30, 2010	56,070,000	561	742,900	(575,674)	167,787

(The accompanying notes are an integral part of these consolidated financial statements)

CONVENIENCE TV INC.
(formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(unaudited)

			Accumulated From
	Six Months	Six Months	March 31, 2008
	Ended	Ended	(date of inception) to
	September 30,	September 30,	September 30,
	2010	2009	2010
	$	$	$

Operating Activities
Net loss	(280,741)	(74,921)	(575,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	26,040	25,729	92,778
Shares issued for investor relations services	90,000	–	90,000
Changes in operating assets and liabilities:
Prepaid expenses	8,457	–	–
Accounts payable	21,503	(8,613)	27,272
Accrued liabilities	2,168	–	3,305
Due to related party	–	(760)	–
Net Cash Used In Operating Activities	(132,573)	(58,565)	(362,319)
Investing Activities
Acquisition of property and equipment	–	(8,005)	(155,816)
Net cash acquired on acquisition of subsidiary	6,755	–	6,755
Net Cash Provided By (Used In) Investing Activities	6,755	(8,005)	(149,061)
Financing Activities
Advances from Global Fusion Media Inc.	–	66,570	346,021
Proceeds from issuance of common stock	278,700	–	278,701
Net Cash Provided by Financing Activities	278,700	66,570	624,722
Effect of Exchange Rate Changes on Cash	(17,063)	–	22,477
Change in Cash	135,819	–	135,819
Cash, Beginning of Period	–	–	–
Cash, End of Period	135,819	–	135,819

Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

CONVENIENCE TV INC.
(formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010
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

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2010, the Company has not generated significant revenues and has an accumulated deficit of $575,674 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

The Company will need additional working capital to continue or to be successful in any future business activities. Management plans to seek debt or equity financing, or a combination of both, to raise the necessary working capital.

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
September 30, 2010
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Principles (continued)

Property and Equipment

Property and equipment, consisting primarily of computer and equipment, is stated at cost and is amortized using the straight- line method over their estimated lives of three years.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2010 and 2009, the Company had no items representing comprehensive loss.

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
September 30, 2010
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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosures, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. The adoption of this standard on April 1, 2010, with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010, did not have a material effect on the Company’s consolidated financial statements. The adoption of the remainder of the standard is not expected to have a material effect on the Company’s consolidated financial statements

CONVENIENCE TV INC.
(formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010
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

3.	Property and Equipment

			September 30,	March 31,
			2010	2010
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
Computer equipment	16,147	11,947	4,200	6,899
Equipment	139,669	80,831	58,838	82,179

	155,816	92,778	63,038	89,078

4.	Acquisition of C-Store Network, LLC

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

Global Fusion held 67% of the total issued and outstanding common shares of the Company immediately following the Acquisition. The Acquisition was a capital transaction in substance and therefore has been accounted for as a recapitalization, which is outside the scope ASC 805, Business Combinations. Under recapitalization accounting, C-Store is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. These consolidated financial statements include the accounts of the Company since the effective date of the recapitalization and the historical accounts of the business of C-Store since inception.

5.	Related Party Transactions

a)

As at March 31, 2010, C-Store owed $178,127 and $207,434 (Cdn$210,712) to Global Fusion for expenditures paid on behalf of C-Store. These amounts were unsecured, non-interest bearing and due on demand. On May 5, 2010, concurrently with the closing of the Acquisition as described in Note 4, Global provided a release and debt cancellation to eliminate all debt owed by C-Store to Global. As Global was the sole owner of C-Store prior to the closing of the Acquisition, $385,198 was recorded as additional paid-in capital.

CONVENIENCE TV INC.
(formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010
(Expressed in US dollars)
(unaudited)

5.	Related Party Transactions (continued)

	b)	During the six months ended September 30, 2010, the Company paid $25,000 (2009 - $nil) in management fees to a company controlled by the President of the Company.

	c)	During the six months ended September 30, 2010, the Company paid $25,000 (2009 - $nil) in management fees to the Chief Financial Officer of the Company.

6.	Common Stock

a)

On May 4, 2010, the Company effected a one for seven forward stock split of the issued and outstanding shares of common stock. All share amounts of the Company have been retroactively adjusted for all periods presented.

	b)	On May 5, 2010, 27,800,000 shares of common stock held by the former President of the Company were returned and cancelled for no consideration.

	c)	On May 5, 2010, the Company issued 36,000,000 shares of common stock for the acquisition of C-Store. Refer to Note 4.

	d)	On July 1, 2010, the Company issued 520,000 shares of common stock at $0.055 per share for proceeds of $28,700.

	e)	On July 22, 2010, the Company issued 1,250,000 shares of common stock at $0.20 per share for proceeds of $250,000.

	f)	On August 3, 2010, the Company issued 600,000 shares of common stock with a fair value of $90,000 pursuant to an investor relations agreement entered into on August 1, 2010. Refer to Note 7.

7.	Commitment

On August 1, 2010, the Company entered into an investor relations agreement. Pursuant to the agreement, the Company agreed to pay a fee of $2,500 per month for a period of six months, and issue 600,000 shares of common stock within seven days of signing the agreement. On August 3, 2010, the Company issued 600,000 shares of common stock pursuant to the agreement.

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

As used in this quarterly report, the terms "we", "us", "our company", mean Convenience TV Inc. a Nevada corporation, unless otherwise indicated.

Liquidity and Capital Resources

For the six months ended September 30, 2010

As of September 30, 2010 we had current assets of $135,819, current liabilities of $31,070 and working capital of $104,749. As of September 30, 2010 we had total assets of $198,857 comprised of cash of $135,819 and property and equipment of $63,038.

During the six months ended September 30, 2010 we spent net cash of $132,573 on operating activities, compared to net cash spending of $58,565 on operating activities during the same period in 2009.

Net cash provided by investing activities for the six months ended September 30, 2010 was $6,755 compared to net cash used in investing activities of $(8,005) during the same period in 2009.

During the six months ended September 30, 2010 we received net cash of $278,700 from financing activities, compared to net cash received of $66,570 from financing activities during the same period in 2009.

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

Results of Operations

For the six months ended September 30, 2010 and September 30, 2009

Revenues

During the six months ended September 30, 2010 we did not earn any revenues and incurred a net loss of $280,741. During the six months ended September 30, 2009 we did not earn any revenues and incurred a net loss of $74,921.

Expenses

During the six months ended September 30, 2010 we incurred total expenses of $280,741 which included $38,006 in professional fees, $11,300 in consulting fees, $50,000 in management fees, $90,000 in investor relations, $57,573 in network management, and $26,041 in amortization. Comparatively, during the same time in 2009, we incurred total expenses of $74,921 which included $4,500 in professional fees, $6,000 in consulting fees, $29,273 in foreign exchange loss, $5,000 in network management, and $25,729 in amortization.

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

Critical Accounting Policies

Revenue Recognition

We recognize revenue in accordance with ASC 605, Revenue Recognition. Revenue consists of streaming advertising services. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability is reasonably assured.

Impairment of Long-lived Assets

In accordance with ASC 360, Impairment or Disposal of Long-Lived Assets, we test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not had any previously unreported issuances of unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Document Description

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Acquisition Agreement with Global Fusion Media Inc., dated April 1, 2010 (incorporated by reference to our Current Report on Form 8-K filed on May 11, 2010).

(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Certificate of Amendment filed with the Nevada Secretary of State on May 4, 2010 (incorporated by reference to our Current Report on Form S-1 filed on February 2, 2009.
3.2	Articles of Incorporation of Convenience TV Inc. (formerly Costa Rica Paradise Inc.) (incorporated by reference to our Current Report on Form S-1 filed on February 2, 2009).
3.3	By-laws of Convenience TV Inc. (formerly Costa Rica Paradise Inc.) (incorporated by reference to our Current Report on Form S-1 filed on February 2, 2009).

(10)	Material Contracts
10.1

Acquisition Agreement between the company (formerly Costa Rica Paradise Inc.) and Global Fusion Media Inc. dated April 1, 2010 (incorporated by reference to our Current Report on Form 8-K filed on April 9, 2010).

10.2	Share Cancellation Agreement with Rhonda Esparza dated May 4, 2010 (incorporated by reference to our Current Report on Form 10-Q filed on May 18, 2010).

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Norman Knowles (Chief Executive Officer).
31.2*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Greg Trevor (Chief Financial Officer and Chief Accounting Officer).

(32)	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Norman Knowles (Chief Executive Officer).
32.2*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Greg Trevor (Chief Financial Officer and Chief Accounting Officer).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONVENIENCE TV INC.

Date: November 22, 2010	/s/ Norman Knowles
Norman Knowles
President, Principal Executive Officer and Director

Date: November 22, 2010	/s/ Greg Trevor
Greg Trevor
Chief Financial Officer, Principal Accounting
Officer, Secretary, Treasurer and Director