Form 10-Q
period 2010-12-31
Convenience TV Inc.
filed 2011-02-22
CIK 1454719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number 000-54210

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
[   ] YES     [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
[   ] YES     [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 56,070,000 common shares issued and outstanding as of February 22, 2011

CONVENIENCE TV INC.

FORM 10-Q
December 31, 2010
INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated interim financial statements for the nine month period ended December 31, 2010 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

CONVENIENCE TV INC.
(formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
December 31, 2010
(Expressed in US dollars)
(unaudited)

CONVENIENCE TV INC.
(formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	December 31,	March 31,
	2010	2010
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	88,838	–
Prepaid expenses	–	8,457
Total Current Assets	88,838	8,457
Property and equipment (Note 3)	49,947	89,078
Total Assets	138,785	97,535
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	4,575	3,308
Accrued liabilities	362	1,137
Convertible debt, less unamortized discount of $14,573 (Note 5)	40,427	–
Due to Global Fusion Media Inc. (Note 4)	–	388,022
Total Liabilities	45,364	392,467
Nature of Operations and Continuance of Business (Note 1)
Commitment (Note 8)
Stockholders’ Equity (Deficit)
Common Stock Authorized: 100,000,000 common shares, $0.00001 par value Issued and outstanding: 56,070,000 shares (March 31, 2010 – 36,000,000)	561	1
Additional paid-in capital	758,919	–
Deficit accumulated during the development stage	(666,059)	(294,933)
Total Stockholders' Equity (Deficit)	93,421	(294,932)
Total Liabilities and Stockholders' Equity (Deficit)	138,785	97,535

(The accompanying notes are an integral part of these consolidated financial statements)

CONVENIENCE TV INC.
(formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(unaudited)

					Accumulated From
	Three Months	Three Months	Nine Months	Nine Months	March 31, 2008
	Ended	Ended	Ended	Ended	(date of inception) to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009	2010
	$	$	$	$	$

Revenue	–	–	–	–	14,326

Expenses
Amortization	13,090	13,091	39,131	38,820	105,869
Consulting fees	2,500	–	13,800	6,000	38,300
Content services	–	–	–	–	6,470
Foreign exchange loss (gain)	95	13,744	(2,705)	33,311	17,050
Investor relations	4,140	–	94,140	–	94,140
Management fees (Note 6)	30,000	–	80,000	–	184,305
Network management	17,510	–	75,083	5,000	120,844
Office and general	2,972	–	7,071	126	11,109
Professional fees	11,931	1,716	49,937	6,216	63,905
Transfer agent and filing fees	6,276	–	12,798	–	12,798
Travel and promotion	63	–	63	4,293	23,787
Total Operating Expenses	88,577	28,551	369,318	93,766	678,577
Loss from Operations	(88,577)	(28,551)	(369,318)	(93,766)	(664,251)
Other Expense
Accretion of discount on convertible debt	(1,446)	–	(1,446)	–	(1,446)
Interest expense	(362)	–	(362)	–	(362)
Total Other Expense	(1,808)	–	(1,808)	–	(1,808)
Net Loss for the Period	(90,385)	(28,551)	(371,126)	(93,766)	(666,059)

Net Loss Per Share – Basic and Diluted	–	–	(0.01)	–

Weighted Average Shares Outstanding	56,070,000	36,000,000	52,857,000	36,000,000

(The accompanying notes are an integral part of these consolidated financial statements)

CONVENIENCE TV INC.
(formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in US Dollars)
(unaudited)

				Deficit
				Accumulated
			Additional	During the
	Shares		Paid-in	Development
		Amount	Capital	Stage	Total
	#	$	$	$	$

Balance, March 31, 2008 (date of inception)	–	–	–	–	–
			-
Shares issued	36,000,000	360	(359)	–	1

Net loss for the year	–	–	–	(179,591)	(179,591)

Balance, March 31, 2009	36,000,000	360	(359)	(179,591)	(179,590)

Net loss for the year	–	–	–	(115,342)	(115,342)

Balance, March 31, 2010	36,000,000	360	(359)	(294,933)	(294,932)

May 5, 2010 – recapitalization transactions

Shares of Convenience TV Inc., net of shares cancelled	17,700,000	177	(10,615)	–	(10,438)

Forgiveness of related party debt	–	–	385,198	–	385,198

Shares issued per private placements	1,770,000	18	278,682	–	278,700

Shares issued per investor relations agreement	600,000	6	89,994	–	90,000

Beneficial conversion feature of convertible debt	–	–	16,019	–	16,019

Net loss for the period	–	–	–	(371,126)	(371,126)

Balance, December 31, 2010	56,070,000	561	758,919	(666,059)	93,421

(The accompanying notes are an integral part of these consolidated financial statements)

CONVENIENCE TV INC.
(formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(unaudited)

			Accumulated From
	Nine Months	Nine Months	March 31, 2008
	Ended	Ended	(date of inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010
	$	$	$

Operating Activities
Net loss	(371,126)	(93,766)	(666,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	39,131	38,820	105,869
Accretion of convertible debt discount	1,446	–	1,446
Shares issued for investor relations services	90,000	–	90,000
Changes in operating assets and liabilities:
Prepaid expenses	8,457	–	–
Accounts payable	(1,687)	(6,897)	1,621
Accrued liabilities	(775)	–	362
Due to related party	–	(760)	–
Net Cash Used In Operating Activities	(234,554)	(62,603)	(466,761)
Investing Activities
Acquisition of property and equipment	–	(8,005)	(155,816)
Net cash acquired on acquisition of subsidiary	6,755	–	6,755
Net Cash Provided By (Used In) Investing Activities	6,755	(8,005)	(149,061)
Financing Activities
Advances from Global Fusion Media Inc.	–	70,608	348,482
Proceeds from convertible debt	55,000		55,000
Proceeds from issuance of common stock	278,700	–	278,701
Net Cash Provided by Financing Activities	333,700	70,608	682,183
Effect of Exchange Rate Changes on Cash	(17,063)	–	22,477
Change in Cash	88,838	–	88,838
Cash, Beginning of Period	–	–	–
Cash, End of Period	88,838	–	88,838

Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

CONVENIENCE TV INC.
(formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
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

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2010, the Company has not generated significant revenues and has an accumulated deficit of $666,059 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

The Company will need additional working capital to continue or to be successful in any future business activities. Management plans to seek debt or equity financing, or a combination of both, to raise the necessary working capital.

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
December 31, 2010
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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2010 and 2009, the Company had no items representing comprehensive loss.

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
December 31, 2010
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

The Company’s financial instruments consist principally of cash, accounts payable, accrued liabilities and convertible debenture. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

3.	Property and Equipment

			December 31,	March 31,
			2010	2010
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
Computer equipment	16,147	13,303	2,844	6,899
Equipment	139,669	92,566	47,103	82,179
	155,816	105,869	49,947	89,078

CONVENIENCE TV INC.
(formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Expressed in US dollars)
(unaudited)

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

5.	Convertible Debt

On December 3, 2010, the Company issued a $55,000 convertible note which bears interest at 8% per annum and matures on September 3, 2011. The note is not convertible until 180 days after the date of issuance and, thereafter, is convertible into shares of common stock on or after June 1, 2011 at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum.

In accordance with ASC 470-20, Debt with Conversion and Other Options, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $16,019 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible debt. The Company records accretion expense over the term of the convertible debt up to its face value of $55,000. As at December 31, 2010, $1,446 had been accreted increasing the carrying value of the convertible debt to $40,427.

6.	Related Party Transactions

As at March 31, 2010, C-Store owed $178,127 and $209,895 (Cdn$213,212) to Global Fusion for expenditures paid on behalf of C-Store. These amounts were unsecured, non-interest bearing and due on demand. On May 5, 2010, concurrently with the closing of the Acquisition as described in Note 4, Global provided a release and debt cancellation to eliminate all debt owed by C-Store to Global. As Global was the sole owner of C-Store prior to the closing of the Acquisition, $385,198 was recorded as additional paid-in capital.

During the nine months ended December 31, 2010, the Company paid $40,000 (2009 - $nil) in management fees to a company controlled by the President of the Company.

During the nine months ended December 31, 2010, the Company paid $40,000 (2009 - $nil) in management fees to the Chief Financial Officer of the Company.

7.	Common Stock

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
December 31, 2010
(Expressed in US dollars)
(unaudited)

7.	Common Stock (continued)

On July 22, 2010, the Company issued 1,250,000 shares of common stock at $0.20 per share for proceeds of $250,000.

On August 3, 2010, the Company issued 600,000 shares of common stock with a fair value of $90,000 pursuant to an investor relations agreement entered into on August 1, 2010. Refer to Note 8.

8.	Commitment

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

As used in this quarterly report, the terms "we", "us" and "our company", mean Convenience TV Inc. a Nevada corporation and our wholly owned subsidiary C-Store Networks LLC, unless otherwise indicated.

Liquidity and Capital Resources

For the nine months ended December 31, 2010

As of December 31, 2010 we had current assets of $88,838, current liabilities of $45,364 and working capital of $43,474. As of December 31, 2010 we had total assets of $138,785 comprised of cash of $88,838 and property and equipment of $49,947.

During the nine months ended December 31, 2010 we spent net cash of $(234,554) on operating activities, compared to net cash spending of $(62,603) on operating activities during the same period in 2009.

Net cash provided by investing activities for the nine months ended December 31, 2010 was $6,755 compared to net cash used in investing activities of $(8,005) during the same period in 2009.

During the nine months ended December 31, 2010 we received net cash of $333,700 from financing activities, compared to net cash received of $70,608 from financing activities during the same period in 2009.

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

Results of Operations

For the three and nine month periods ended December 31, 2010 and December 31, 2009

Revenues

During the three months ended December 31, 2010 we did not earn any revenues and incurred a net loss of $90,385 compared to a net loss of $28,551 for the three months ended December 31, 2009.

During the nine months ended December 31, 2010 we did not earn any revenues and incurred a net loss of $371,126 compared to a net loss of $93,766 for the nine months ended December 31, 2009.

Expenses

During the three months ended December 31, 2010 we incurred total expenses of $88,577 which included $13,090 in amortization, $2,500 in consulting fees, $95 in foreign exchange loss, $4,140 in investor relations fees, $30,000 in management fees, $17,510 in network management, $2,972 in office and general expenses, $11,931 in professional fees, $6,276 in transfer agent and filing fees and $63 in travel and promotion. Comparatively, during the same time in 2009, we incurred total expenses of $28,551 which included 13,091 in amortization, $13,744 in foreign exchange loss and $1,716 in professional fees.

During the nine months ended December 31, 2010 we incurred total expenses of $369,318 which included $39,131 in amortization, $13,800 in consulting fees, $94,140 in investor relations fees, $80,000 in management fees, $75,083 in network management, $7,071 in office and general expenses, $49,937 in professional fees, $12,798 in transfer agent and filing fees and $63 in travel and promotion. Comparatively, during the same time in 2009, we incurred total expenses of $93,766 which included $38,820 in amortization, $6,000 in consulting fees, $33,311 in foreign exchange loss, $5,000 in network management, $126 in office and general expenses, $6,216 in professional fees and $4,293 in travel and promotion.

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

Impairment of Long-lived Assets

In accordance with ASC 360, Property, Plant and Equipment, we test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are a smaller reporting company and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. OtherInformation

None.

Item 6. Exhibits

Exhibit No.	Document Description

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1	Acquisition Agreement with Global Fusion Media Inc., dated April 1, 2010 (incorporated by reference to our Current Report on Form 8-K filed on May 11, 2010).

(3)	(i) Articles of Incorporation; (ii) By-laws

3.1	Articles of Incorporation (incorporated by reference to our Current Report on Form S-1 filed on February 2, 2009).

3.2	By-laws (incorporated by reference to our Current Report on Form S-1 filed on February 2, 2009).

3.3	Certificate of Amendment filed with the Nevada Secretary of State on May 4, 2010 (incorporated by reference to our Current Report on Form S-1 filed on February 2, 2009).

(10)	Material Contracts

10.1	Acquisition Agreement between our company and Global Fusion Media Inc. dated April 1, 2010 (incorporated by reference to our Current Report on Form 8-K filed on April 9, 2010).

10.2	Share Cancellation Agreement with Rhonda Esparza dated May 4, 2010 (incorporated by reference to our Current Report on Form 10-Q filed on May 18, 2010).

(21)	Subsidiaries of Registrant

21.1	C-Store Networks LLC

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Norman Knowles (Chief Executive Officer).

31.2	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Greg Trevor (Chief Financial Officer).

(32)	Section 1350 Certifications

32.1	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Norman Knowles (Chief Executive Officer).

32.2	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Greg Trevor (Chief Financial Officer).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONVENIENCE TV INC.

Date: February 22, 2011	/s/ Norman Knowles
Norman Knowles
President and Director
(Principal Executive Officer)

/s/ Greg Trevor
Greg Trevor
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)