Form 10-K
period 2011-03-31
Convenience TV Inc.
filed 2011-06-29
CIK 1454719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-54210

CONVENIENCE TV INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0518293
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

248 Main Street, Venice, CA	90291
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 877.943.3210

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.00001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes[ ] No[ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes[ ] No[ x ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes[ ] No[ x ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes[ ] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes[ ] No[ x ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 30, 2010 was $5,025,325 based on a $0.1475 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
57,760,141 as of June 27, 2011

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.	Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms we", "us", "our" and "our company" mean Convenience TV Inc. and our wholly owned subsidiary C-Store Networks LLC., unless otherwise indicated.

General Overview

We were incorporated in Nevada on December 4, 2008, under the name "Costa Rica Paradise Inc.", to engage in the business of real estate investment consulting with respect to properties located in Costa Rica. On April 23, 2010 our board of directors authorized a change in name to “Convenience TV Inc.” and a forward split of our common stock on a basis of 7 for 1 which became effective with the OTC Bulletin Board on June 15, 2010. On May 5, 2010 we experienced a change of control upon the closing of an acquisition of C-Store Networks LLC. Our statutory registered agent in Nevada is National Registered Agents Inc. of NV located at 1000 East William Street, Suite 204, Carson City, Nevada 89701. Our business office is located at 248 Main Street, Venice, CA, 90219 and our telephone number is 310-566-3696.

Our Current Business

We are engaged in the provision of advertising services through a network of in-location televisions installed at various convenience store locations.

Principal Products

We will pursue exclusive agreements with a variety of convenience store operators to provide them with in-location television network advertising. We have a relationship with Universal Distributing Co. Ltd., to organize location acquisitions. Universal currently has representatives who focus mainly on the convenience store industry with a variety of products. Universal covers approximately 40 states. Our advertising network is designed to deliver both entertaining content and targeted advertising on a demographic basis to each retail location. In addition our advertising network delivers promotional advertising tied to products within the retail location. The programming can be up-dated quickly and is tailored to meet the specific clients’ need for increased sales, customer enjoyment and brand reinforcement.

We customize the installation at each store depending on the particular store’s configuration and size. In general, we install one 42 inch LCD screen in the highest traffic area of the store (generally in the cooler section) and one 32 inch LCD screen in the cash area. Currently, we purchase the screens from LG and our playback computers are purchased from Dell, however we are constantly reviewing the products of all screen and computer manufacturers to ensure that we receive the best price possible. We contract out our in-store installations to several independent installation companies. We sign a 5 year agreement with the location owner that contains a 3 to 5 year renewal option. The renewal is at our sole discretion.

We supply all of the equipment and programming as well as advertising sales on a revenue sharing basis. Revenue from advertising sales for our convenience store network is split with the location on a net basis (after all costs of the network are deducted). Revenue splits vary from customer to customer.

We generate revenues mainly through the sale of advertisements on our advertising network which is displayed on screens throughout convenience store locations. SeeSaw Networks has developed a costing formula for advertisements on our network as one of our primary advertising distributors.

Our network’s monthly average of active viewers is discounted by 40% then divided by 1,000 to reach what is called “Customers Per Thousand” (CPM). That number is then multiplied by the rate charged to the Ad Buyer (the CPM Rate) to determine the revenue generated per month, per store.

We receive revenue from two main and two ancillary sources:

Main:

  Advertising Sales on our network - nationally contracted to Outcast Media Inc. and SeeSaw Networks; and

  Physical Product Sales – We receive a commissions on products sold to the stores from those companies wishing to promote their new products on a direct basis if we place products within store which did not previously sell them.

Ancillary:

  Digital Downloads of ringtones, songs and games – customers who purchase one of these products due to our advertising do so using a a special code which signifies our network as the origin of the purchase and we receive commissions for this purchase;

  Outbound Text Messaging campaigns – We are paid a percentage for each text message sent by a customer when they participate in a promotion being advertised on our network.

Content and Advertisements

Content is an extremely important element to the success of our advertising network. It must be current, relevant and entertaining so as to attract viewers. The national average of a customer’s dwell time within a convenience store is approximately 6 minutes per visit. We split our network programming into 3 minute segments of both advertising and entertaining content such as movie trailers, music videos, extreme sports, outdoors shows, and trivia. An added feature is the ability to sell branded content or “advertainment”, which is the combination of entertainment and advertising into one content piece.

Our content strategy was developed during an initial 9 month testing phase. We tested: remote management software; internet connectivity; and, developed installation criteria. In addition, we tested different types of content, various lengths of content playtime, the process of receiving and in-putting store promotions and, the development of a system that would deliver those promotions in a timely manner back to the network.

We currently have arrangements with content owners that allow us to provide a continuous content mix to our network.

Our management will take an active role in selling the advertising for the network. They will also work with agencies to ensure that the network is available to all levels of purchasing. In order to expose our advertising network to potential corporate clients who wish to include their marketing items on our network, we have made arrangements with certain ad selling groups:

  Outcast – a mixed media advertising company can sell our advertising network time to clients interested access to both gas pump and in-store.

  See Saw Networks Inc. – SeeSaw accumulates networks under their sales umbrella to deliver national footprints for their media buyers.

  Media Rich Marketing – Media Rich is a product placement and sponsorship marketing company specializing in partnering brands with television, radio and online media outlets. The company has placed products on shows in prime time to local television programming. The company has worked with TV programs on ABC and Fox, syndicated programs such as: Regis and Kelly; The Ellen Degeneres Show; NASCAR Angels; and The Today Show; as well as cable networks including Fox News Channel, MSNBC and CNN.

Markets

We sell our services primarily to companies looking to advertise their products on our convenience store network. Frequently these companies hire advertising placement agents and these agents are generally our intermediaries between the actual customers.

Frost & Sullivan, a global growth consulting firm, estimates that by the year 2010, advertising on U.S. and Canadian networked displays will be a $3.7 billion-a-year business.

Jonathan Barnard, head of publications at ZenithOptimedia, forecasts that outdoor advertising will grow 7 percent next year, from $6.9 billion to $7.4 billion. "New digital displays are making out-of-home more eye-catching and attractive, and because they can be updated very quickly they open up out-of-home to time-sensitive campaigns. We forecast cinema and out-of-home grow a total of 17 percent each between 2010 and 2013."

Barnard says a similar system introduced in European markets several years ago led to a noticeable gain in spending, with buyers and planners pleased with the medium's new accountability. ZenithOptimedia predicts that digital and alternative media together will grow at a rate of 10 percent next year, with many new advertisers trying them out for the first time.

We have targeted the convenience store market for these reasons:

  Overwhelming number of locations overall (167,000+);

  Large In-Store traffic – national average 1500 people per day;

  Easy to establish a large “captive audience “.

  Minimal deployment costs as targeted stores are on average 2000 sq. ft.

  Large “Male Audience” in the hard to reach 18-44 age group;

  Multiple Vendors as Advertising Prospects.

Competition

We face competition from various advertising companies ranging from small, private businesses to large, state-sponsored enterprises.

Many of our competitors have longer operating histories, better brand recognition and greater financial resources than we do. In order for us to successfully compete in our industry we will need to:

  develop highly marketable content and sales strategies;

  continue developing our relationships with major advertising companies and sales agencies; and

  increase our financial resources.

However, there can be no assurance that even if we do these things we will be able to compete effectively with the other companies in our industry.

We believe that we will be able to compete effectively in our industry because of a successful placement strategy and focus on in-store advertising in convenience stores. We believe our competitive advantages of our advertising network are:

  Greater message impact by using full-motion, full-color video;

  The ability to change the message faster, more easily and less expensively than replacing printed signage and point of sale material;

  The ability to change the message based on time of day, day of week - even due to weather;

  The ability to efficiently and inexpensively provide regional, local and even site-specific programming;

  Reduces the length of time required to deploy new promotional programs;

  Offer product partners a more relevant/cost-effective merchandising platform;

  Ability to reduce merchandising clutter by promoting multiple products and perishables in the store and at the right time.

However, as we are a newly-established company, we face the same problems as other new companies starting up in an industry, such as lack of available funds. Our competitors may be substantially larger and better funded than us, and have significantly longer histories of research, operation and development than us. In addition, they may develop similar technologies to ours and use the same methods as we do and generally be able to respond more quickly to new or emerging technologies and changes in legislation and regulations relating to the industry. Additionally, our competitors may devote greater resources to the development, promotion and sale of their products or services than we do. Increased competition could also result in loss of key personnel, reduced margins or loss of market share, any of which could harm our business.

Intellectual Property

We have not filed for any protection of our name or trademark. We own all content on our website: http://www.cstorenet.com/.

Employees and Consultants

As of June 27, 2011, we had no employees other than our directors and officers.

Government Regulations

We are not aware of any government regulations which would have a significant impact on our operations.

Environmental Regulations

We are not aware of any material violations of environmental permits, licenses or approvals that have been issued with respect to our operations. We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.

While our intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Item 1A.	Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B.	Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Properties

Our business office is located at 248 Main Street, Venice, CA, 90219. Our 500 square meter office space is provided to us at no charge by our management.

Item 3.	Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common stock quoted on the OTC Bulletin Board under the Symbol "CRPZ". Our common stock was listed for quotation on November 12, 2009.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended	High	Low
March 31, 2011	$0.06	$0.0195
December 31, 2010	$0.201	$0.03
September 30, 2010	$0.38	$0.08
June 30, 2010	$3.50	$0.60
March 31, 2010	N/A(1)	N/A(1)

(1)	Our first trade did not occur until April 20, 2010.

As of June 27, 2011, there were approximately 51 holders of record of our common stock. As of such date, June 27, 2011, 57,760,141 common shares were issued and outstanding.

Our common shares are issued in registered form. Empire Stock Transfer Inc, 1859 Whitney Mesa Drive Henderson, NV 89014 (Telephone: (702) 818-5898) is the registrar and transfer agent for our common shares.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as disclosed herein, we did not sell any equity securities which were not registered under the Securities Act during the year ended March 31, 2011 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended March 31, 2011.

On July 1, 2010, we issued 520,000 shares of common stock at $0.055 per share for proceeds of $28,700. We issued the securities to two (2) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On July 22, 2010, we issued 1,250,000 shares of common stock at $0.20 per share for proceeds of $250,000. We issued the securities to one (1) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On August 3, 2010, we issued 600,000 shares of common stock with a fair value of $90,000 pursuant to an investor relations agreement entered into on August 1, 2010. We issued the securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

Equity Compensation Plan Information

Except as disclosed herein, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Convertible Securities

On December 3, 2010, we issued a $55,000 convertible note which bears interest at 8% per annum and matures on September 3, 2011. The note is not convertible until 180 days after the date of issuance and, thereafter, is convertible into shares of common stock on or after June 1, 2011 at a conversion rate of 58% of the average of the three lowest closing bid prices of our common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to us. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum.

On January 14, 2011, we issued a $42,500 convertible note which bears interest at 8% per annum and matures on October 18, 2011. The note is not convertible until 180 days after the date of issuance and, thereafter, is convertible into shares of common stock on or after July 13, 2011 at a conversion rate of 58% of the average of the three lowest closing bid prices of our common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to us. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended March 31, 2011.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended March 31, 2011 and March 31, 2010 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 9 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Purchase of Significant Equipment

We intend to purchase approximately $660,000 worth of equipment for expansion of our operations over the next twelve months. We do not currently have the funds necessary to initiate this expansion and there can be no assurance that we will be able to secure the required funding.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

Results of Operations

For the Year Ending March 31, 2011 and 2010

		Year Ended
		March 31
		2011		2010
Revenue	$	Nil	$	Nil
Operating Expenses		$436,035		$115,342
Net Loss		$(450,906)		$(115,342)

Expenses

Our operating expenses for our years ended March 31, 2011 and 2010 are outlined in the table below:

	Year Ended
	March 31
	2011		2010
Amortization of property and equipment	$51,938		$51,627
Consulting fees	$6,700		$6,500
Foreign exchange loss (gain)	$(2,705)		$39,400
Investor relations	$112,840	$	Nil
Management fees	$114,000	$	Nil
Network management	$98,485		$5,000
Office and general	$10,758		$126
Professional fees	$34,844		$11,305
Transfer agent and filing fees	$8,788	$	Nil
Travel and promotion	$387		$1,384

Operating expenses for year ended March 31, 2011 increased by 278% as compared to the comparative period in 2010 primarily as a result of an increase in investor relations, management fees and network management.

Revenue

We have earned revenues of $14,326 since our inception. We have not earned any revenues in our last two fiscal years.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital
	At	At
	March 31,	March 31,
	2011	2010
Current Assets	$70,679	$8,457
Current Liabilities	$68,544	$392,467
Working Capital (Deficit)	$2,135	$(384,010)

Cash Flows
	Year Ended		Year Ended
	March 31,		March 31,
	2011		2010
Net Cash used in Operating Activities	$(308,876)		$(68,642)
Net Cash used in Investing Activities	$6,755		$(8,005)
Net Cash Provided by Financing Activities	$370,700		$76,647
Increase in Cash During the Period	$51,518	$	Nil

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our budgeted expenses.

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

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

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $1,702,600 over the next 12 months to pay for our ongoing expenses. These expenses include legal, accounting and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for the expansion of our exploration operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We generated minimal revenues since inception and are dependent upon obtaining outside financing to carry out our operations and pursue our pharmaceutical research and development activities. If we are unable to generate future cash flows, raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail. You may lose your entire investment.

If our operations and cash flow improve, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or an improvement in our liquidity situation. The threat of our ability to continue as a going concern will cease to exist only when our revenues have reached a level able to sustain our business operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Revenue Recognition

We recognize revenue in accordance with ASC 604, “Revenue Recognition”. Revenue consists of streaming advertising services. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

Impairment of Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, we test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosures”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. The adoption of this standard on April 1, 2010, with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010, did not have a material effect on our company’s consolidated financial statements. The adoption of the remainder of the standard is not expected to have a material effect on our company’s consolidated financial statements.

Our company has implemented all new accounting pronouncements that are in effect and that may impact our financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

CONVENIENCE TV INC.
(formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
March 31, 2011
(Expressed in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Convenience TV Inc. (formerly Costa Rica Paradise Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Convenience TV Inc. (formerly Costa Rica Paradise Inc.) (A Development Stage Company) as of March 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and accumulated from March 31, 2008 (date of inception) to March 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and accumulated from March 31, 2008 (date of inception) to March 31, 2011, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

 June 15, 2011

CONVENIENCE TV INC.
(formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	March 31,	March 31,
	2011	2010
	$	$

ASSETS
Current Assets
Cash	51,518	–
Prepaid expenses	–	8,457
Due from Global Fusion Media Inc. (Note 4)	19,161	–
Total Current Assets	70,679	8,457
Property and equipment (Note 3)	37,140	89,078
Deferred financing costs (Note 5)	3,472	–
Total Assets	111,291	97,535

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	3,324	3,308
Accrued liabilities	2,155	1,137
Convertible debt, less unamortized discount of $34,435 (Note 5)	63,065	–
Due to Global Fusion Media Inc. (Note 4)	–	388,022
Total Liabilities	68,544	392,467
Nature of Operations and Continuance of Business (Note 1)
Subsequent Event (Note 9)
Stockholders’ Equity (Deficit)
Common Stock Authorized: 100,000,000 common shares, $0.00001 par value Issued and outstanding: 56,070,000 shares (2010 – 36,000,000)	561	1
Additional paid-in capital	788,025	–
Deficit accumulated during the development stage	(745,839)	(294,933)
Total Stockholders' Equity (Deficit)	42,747	(294,932)
Total Liabilities and Stockholders' Equity (Deficit)	111,291	97,535

(The accompanying notes are an integral part of these consolidated financial statements)

CONVENIENCE TV INC.
(formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)

			Accumulated from
	Year	Year	March 31, 2008
	Ended	Ended	(date of inception) to
	March 31,	March 31,	March 31,
	2011	2010	2011
	$	$	$

Revenue	–	–	14,326

Expenses

Amortization of property and equipment	51,938	51,627	118,676
Consulting fees	6,700	6,500	13,200
Content services	–	–	6,470
Foreign exchange loss (gain)	(2,705)	39,400	17,050
Investor relations	112,840	–	112,840
Management fees (Note 6)	114,000	–	236,305
Network management	98,485	5,000	144,245
Office and general	10,758	126	14,796
Professional fees	34,844	11,305	48,813
Transfer agent and filing fees	8,788	–	8,788
Travel and promotion	387	1,384	24,111
Total Operating Expenses	436,035	115,342	745,294
Loss from Operations	(436,035)	(115,342)	(745,294)
Other Expense
Accretion of discounts on convertible debt	(10,688)	–	(10,688)
Amortization of deferred financing costs	(2,028)	–	(2,028)
Interest expense	(2,155)	–	(2,155)
Total Other Expense	(14,871)	–	(14,871)
Net Loss for the Period	(450,906)	(115,342)	(745,839)

Net Loss Per Share – Basic and Diluted	(0.01)	–

Weighted Average Shares Outstanding	50,200,438	36,000,000

 (The accompanying notes are an integral part of these consolidated financial statements)

CONVENIENCE TV INC.
(formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in US Dollars)

				Deficit
				Accumulated
			Additional	During the
	Shares		Paid-in	Development
		Amount	Capital	Stage	Total
	#	$	$	$	$

Balance, March 31, 2008 (date of inception)	–	–	–	–	–
			-
Shares issued	36,000,000	360	(359)	–	1
Net loss for the year	–	–	–	(179,591)	(179,591)
Balance, March 31, 2009	36,000,000	360	(359)	(179,591)	(179,590)
Net loss for the year	–	–	–	(115,342)	(115,342)
Balance, March 31, 2010	36,000,000	360	(359)	(294,933)	(294,932)
May 5, 2010 – recapitalization transactions
Shares of Convenience TV Inc., net of shares cancelled	17,700,000	177	(10,615)	–	(10,438)
Forgiveness of related party debt	–	–	385,198	–	385,198
Shares issued per private placements	1,770,000	18	278,682	–	278,700
Shares issued per investor relations agreement	600,000	6	89,994	–	90,000
Fair value of beneficial conversion feature	–	–	45,125	–	45,125
Net loss for the year	–	–	–	(450,906)	(450,906)
Balance, March 31, 2011	56,070,000	561	788,025	(745,839)	42,747

 (The accompanying notes are an integral part of these consolidated financial statements)

CONVENIENCE TV INC.
(formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

			Accumulated from
	Year	Year	March 31, 2008
	Ended	Ended	(date of inception) to
	March 31,	March 31,	March 31,
	2011	2010	2011
	$	$	$

Operating Activities

Net loss	(450,906)	(115,342)	(745,839)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of property and equipment	51,938	51,627	118,676
Amortization of deferred financing costs	2,028	–	2,028
Accretion of discounts on convertible debt	10,688	–	10,688
Shares issued for investor relations services	90,000	–	90,000
Changes in operating assets and liabilities:
Due from related party	(19,161)	–	(19,161)
Prepaid expenses	8,457	–	–
Accounts payable	(2,938)	(4,167)	370
Accrued liabilities	1,018	–	2,155

Net Cash Used In Operating Activities	(308,876)	(68,642)	(541,083)

Investing Activities
Acquisition of property and equipment	–	(8,005)	(155,816)
Net cash acquired on acquisition of subsidiary	6,755	–	6,755
Net Cash Provided By (Used In) Investing Activities	6,755	(8,005)	(149,061)
Financing Activities
Advances from Global Fusion Media Inc.	–	76,647	348,482
Proceeds from convertible debt	97,500	–	97,500
Deferred financing costs	(5,500)	–	(5,500)
Proceeds from issuance of common stock	278,700	–	278,701
Net Cash Provided by Financing Activities	370,700	76,647	719,183
Effect of Exchange Rate Changes on Cash	(17,061)	–	22,479
Change in Cash	51,518	–	51,518

Cash, Beginning of Period	–	–	–

Cash, End of Period	51,518	–	51,518

Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

 (The accompanying notes are an integral part of these consolidated financial statements)

CONVENIENCE TV INC.
(formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Expressed in US dollars)

1.	Nature of Operations and Continuance of Business

Convenience TV Inc. (the “Company”) was incorporated under the laws of the State of Nevada on December 8, 2008. On April 24, 2010, the Company changed its name from Costa Rica Paradise Inc. to Convenience TV Inc. The Company’s prior business was real estate investment consulting with respect to properties located in Costa Rica. Upon completion of an acquisition agreement with Global Fusion Media Inc. (“Global Fusion”), as described below, the Company adopted the business of C-Store Network, LLC (“C-Store”). The Company is a development stage company, as defined by Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 915, “Development Stage Entities” and is now engaged in the business of providing advertising services through a network of in-location televisions installed at various convenience store locations.

On May 5, 2010, the Company closed an acquisition agreement with Global Fusion in which the Company acquired C-Store, a private company fully owned by Global Fusion, in exchange for the issuance of 36,000,000 shares of common stock to Global Fusion. Refer to Note 4.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2011, the Company has not generated sustained revenue and has an accumulated deficit of $745,839 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, fair value of convertible debt, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Property and Equipment

Property and equipment, consisting primarily of computer and equipment, is stated at cost and is amortized using the straight-line method over their estimated lives of three years.

CONVENIENCE TV INC.
(formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Expressed in US dollars)

2.	Summary of Significant Accounting Principles (continued)

Impairment of Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition”. Revenue consists of streaming advertising services. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability is reasonably assured.

Loss Per Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of March 31, 2011 and 2010, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal, state and local income tax returns in the US, as applicable. For US income tax returns, the open taxation years range from 2008 to 2010. In certain circumstances, the US federal statute of limitations can reach beyond the standard three year period. US state statutes of limitations for income tax assessment vary from state to state. Tax authorities of the US have not audited any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended March 31, 2011 and 2010, there were no charges for interest or penalties.

CONVENIENCE TV INC.
(formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Expressed in US dollars)

2.	Summary of Significant Accounting Principles (continued)

Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2011 and 2010, the Company had no items representing comprehensive income or loss.

Financial Instruments and Fair Value Measures

ASC 820, “Fair Value Measurements and Disclosures” require an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, accounts payable, accrued liabilities, amounts due to/from related party, and convertible debt. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosures”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. The adoption of this standard on April 1, 2010, with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010, did not have a material effect on the Company’s consolidated financial statements. The adoption of the remainder of the standard is not expected to have a material effect on the Company’s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

CONVENIENCE TV INC.
(formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Expressed in US dollars)

3.	Property and Equipment

			2011	2010
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
Computer equipment	16,147	14,630	1,517	6,899
Equipment	139,669	104,046	35,623	82,179
	155,816	118,676	37,140	89,078

4.	Acquisition of C-Store Network, LLC

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

Global Fusion held 67% of the total issued and outstanding common shares of the Company immediately following the Acquisition. The Acquisition was a capital transaction in substance and therefore has been accounted for as a recapitalization, which is outside the scope ASC 805, “Business Combinations”. Under recapitalization accounting, C-Store is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. These consolidated financial statements include the accounts of the Company since the effective date of the recapitalization and the historical accounts of the business of C-Store since inception.

5.	Convertible Debt

(a)

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

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $16,019 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. The Company records accretion expense over the term of the convertible note up to its face value of $55,000. As at March 31, 2011, $6,037 had been accreted increasing the carrying value of the convertible note to $45,018.

(b)

On January 14, 2011, the Company issued a $42,500 convertible note which bears interest at 8% per annum and matures on October 18, 2011. The note is not convertible until 180 days after the date of issuance and, thereafter, is convertible into shares of common stock on or after July 13, 2011 at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $29,105 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. The Company records accretion expense over the term of the convertible note up to its face value of $42,500. As at March 31, 2011, $4,652 had been accreted increasing the carrying value of the convertible note to $18,047.

The Company paid $5,500 in financing costs relating to this convertible debt. As at March 31, 2011, the Company had deferred financing costs of $3,472.

CONVENIENCE TV INC.
(formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Expressed in US dollars)

6.	Related Party Transactions

(a)

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

	(b)	As at March 31, 2011, the Company is owed $19,161 (2010 – $nil) from Global Fusion for expenditures paid. This amount is unsecured, non-interest bearing and due on demand.

	(c)	During the year ended March 31, 2011, the Company paid $57,000 (2010 - $nil) in management fees to a company controlled by the President of the Company.

	(d)	During the year ended March 31, 2011, the Company paid $57,000 (2010 - $nil) in management fees to the Chief Financial Officer of the Company.

7.	Common Stock

(a)

On May 4, 2010, the Company effected a one for seven forward stock split of the issued and outstanding shares of common stock. All share amounts of the Company have been retroactively adjusted for all periods presented.

	(b)	On May 5, 2010, 27,800,000 shares of common stock held by the former President of the Company were returned and cancelled for no consideration.

	(c)	On May 5, 2010, the Company issued 36,000,000 shares of common stock for the acquisition of C-Store. Refer to Note 4.

	(d)	On July 1, 2010, the Company issued 520,000 shares of common stock at $0.055 per share for proceeds of $28,700.

	(e)	On July 22, 2010, the Company issued 1,250,000 shares of common stock at $0.20 per share for proceeds of $250,000.

	(f)	On August 3, 2010, the Company issued 600,000 shares of common stock with a fair value of $90,000 pursuant to an investor relations agreement entered into on August 1, 2010. Refer to Note 8.

8.	Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 35% (2010 – 35%). The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company’s income tax recovery as reported is as follows:

	2011	2010
	$	$

Income tax recovery computed at the statutory rate	(164,024)	(3,995)
Change in valuation allowance	164,024	3,995

Income tax provision	–	–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from components of deferred income tax assets and liabilities at March 31, 2011 and 2010 are as follows:

	2011	2010
	$	$

Deferred income tax assets
Net operating losses carried forward	179,758	15,734
Valuation allowance	(179,758)	(15,734)

Net deferred income tax assets	–	–

The Company has net operating losses carried forward of $513,594 available to offset taxable income in future years which expires in fiscal 2030.

CONVENIENCE TV INC.
(formerly Costa Rica Paradise Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011
(Expressed in US dollars)

9.	Subsequent Event

On June 10, 2011, the Company issued 1,690,141 shares of common stock pursuant to the conversion of $12,000 of the convertible note described in Note 5(a).

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.	Controls and Procedures

Our management, with the participation of our principal executive officer (CEO) and principal financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The reasons for this finding were the weaknesses in our internal control over financial reporting enumerated below.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2011 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below:

1.

We do not employ an independent audit committee - While not being legally obligated to have an independent audit committee, it is our company's Management view that such a committee, including a financial expert member, is an utmost important entity-level control over our company's financial statements. Currently the Board of Directors consists of a two members who are not independent of management and lack sufficient financial expertise for overseeing financial reporting responsibilities. As a result, an effective independent audit committee cannot be established until the number of directors is increased and qualified members are appointed.

2.	We did not maintain proper segregation of duties consistent with control objectives.

3.	Ineffective controls over period end financial disclosures and reporting processes.

Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our company's internal controls.

Saturna Group Chartered Accountants LLP, our independent registered public auditors, was not required to and has not issued an attestation report concerning the effectiveness of our internal control over financial reporting as of March 31, 2011 pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Changes in Internal Controls.

During the period ended March 31, 2011, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

In connection with the closing of the share exchange, on May 5, 2010 we changed our fiscal year end to March 31. The acquisition of C-Store is deemed to be a reverse acquisition for accounting purposes, with C-Store, the acquired entity, regarded as the predecessor entity as of May 5, 2010.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Norman Knowles	President, Chief Executive Officer and Director	56	April 9, 2010
Greg Trevor	Chief Financial Officer, Treasurer, Secretary and Director	64	April 9, 2010

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Norman Knowles, President, Chief Executive Officer and Director

Mr. Knowles has spent the last 20 years developing location-based networks within the retail and hospitality industries. Mr. Knowles extended this expertise through a company he co-founded, Your Choice Networks, which delivered an entertainment and advertising platform to the Quick Serve Restaurant (QSR) industry. For the past several years he has consulted and developed content and advertising strategies for emerging location-based networks. Mr. Knowles has owned and operated and continues to be employed by Universal Distributing Co. Ltd. a private distribution and consulting company since 1976. From December 2004 through April 2005 Mr. Knowles was engaged as a consultant for and partner in Your Choice Network LLC., from April 2005 through September 2007 Mr. Knowles was a shareholder and consultant to Fusion Media Inc., a privately held advertising company. After leaving Fusion Media Inc., Mr. Knowles helped with the founding of Global Fusion Media Inc., a privately held media company where he was appointed as the President and Chief Executive Officer, and with which we entered into a an acquisition agreement on April 1, 2010.

Greg Trevor, Chief Financial Officer, Secretary, Treasurer and Director

Mr. Trevor is an honors graduate from the University of Victoria in British Columbia, Canada. He is 63 years old. His background includes: 15 years of financial services experience with Canadian institutions, and 12 years as an agent and marketer for clients in the toy and game industry. His role encompassed all aspects of the production, distribution, marketing and sales processes. Since his retirement in 1999, he has taken on various consulting roles. From 2001 to 2003, a Canadian company in Lagos, Nigeria hired him to administer an 80 member multinational staff where he acted as Corporate Liaison to senior business, financial and government leaders during the implementation of a property tax program for the State Government. In 2004, he consulted on a building project in Dubai, UAE. In 2005 he returned to Canada where he consulted to a private leasing firm. Since July 2006, has consulted to Global Fusion Media Inc., privately held media company with which we entered into an acquisition agreement on April 1, 2010, on their C-Store "Captive Audience" TV Network project.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Conflicts of Interest

Our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities that are engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to the corporation if:

  the corporation could financially undertake the opportunity;

  the opportunity is within the corporation’s line of business; and

  it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

We have adopted a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on the reports received by our company and on written representations from certain reporting persons, we believe that the directors, executive officers and persons who beneficially own more than 10% of our company’s common stock during the fiscal year ended March 31, 2011 have been in compliance with Section 16(a).

Code of Ethics

We have adopted a Code of Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors.

We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Our Code of Ethics was being filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report on Form 10-K for our year ended December 31, 2009. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Convenience TV Inc., 248 Main Street, Venice, CA 90291.

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our audit committee consists of our entire board of directors.

Our company currently does not have nominating, compensation committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our directors.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The directors believe that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our directors assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this annual report.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that none of the members of our audit committee qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11.	Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended March 31, 2011 and 2010; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended March 31, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Norman Knowles(1) President, Chief Executive Officer and Director	2011 2010	57,000 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	57,000 N/A
Greg Trevor(2) Chief Financial Officer, Treasurer, Secretary and Director	2011 2010	57,000 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	57,000 N/A
Rhonda Esparza(3) Former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Mr. Knowles was appointed president, chief executive officer and director of our company on April 9, 2010.

(2)	Mr. Trevor was appointed chief financial officer, treasurer, secretary and director on April 9, 2010.

(3)	Ms. Esparza resigned as president, chief executive officer, chief financial officer, treasurer, secretary and director on April 9, 2010.

Other than as set out below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

No equity or non-equity awards were granted to our named executives during the year ended March 31, 2011.

Outstanding Equity Awards at Fiscal Year End

There were no equity awards outstanding as at March 31, 2011.

Option Exercises

During our Fiscal year ended March 31, 2011 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that we do not have an independent director, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Family Relationships

There are no family relationships between any of our executive officers or directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 27, 2011, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Global Fusion Media Inc. (2) 2099 Lansdowne Rd. Victoria, BC V8P 1B4	18,000,000	31%
Jatco Holdings Inc. 500 – 645 Fort St. Victoria, BC V8W 4G2	1,752,629(3)	3%
Norman Knowles #8 – 10171 No. 1 Road Richmond, BC V7E 1S1	3,200,158(4)	5.5%
Rhythm Records Inc. 2099 Lansdowne Rd. Victoria, BC V8P 1B4	4,566,124	8%
Directors and Executive Officers as a Group	22,952,787	39.7%

(1)

Based on 57,760,141 shares of common stock issued and outstanding as of June 27, 2011. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting and investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)

Greg Trevor and Norman Knowles, our directors and officers, are also directors and officers of Global Fusion and are the beneficial owners and have voting control over 18,000,000 shares of our common stock.

(3)	Greg Trevor, our Secretary and Chief Financial Officer indirectly holds 1,752,629 shares of our common stock registered in the name of Jatco Holdings Inc.

(4)

Norman Knowles, together with his wife Sandra Knowles, are the beneficial owners and have voting control of 3,200,158 shares of our common stock. Mrs. Knowles personally owns 1,000,000 shares and Mr. Knowles owns 2,200,158.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended March 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Director Independence

We currently act with two directors, consisting of Norman Knowles and Greg Trevor.

Our audit committee consists of our entire board of directors.

We do not have a standing compensation or nominating committee, but our entire board of directors acts in such capacities.

Item 14.	Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2011 and for the fiscal year ended March 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	March 31, 2011 $	March 31, 2010 $
Audit Fees	14,250	5,250
Audit Related Fees	nil	nil
Tax Fees	nil	nil
All Other Fees	nil	nil
Total	14,250	5,250

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Document Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Acquisition Agreement with Global Fusion Media Inc., dated April 1, 2010 (incorporated by reference to our Current Report on Form 8-K filed on May 11, 2010).
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (incorporated by reference to our Current Report on Form S-1 filed on February 2, 2009).
3.2	By-laws (incorporated by reference to our Current Report on Form S-1 filed on February 2, 2009).
3.3	Certificate of Amendment filed with the Nevada Secretary of State on May 4, 2010 (incorporated by reference to our Current Report on Form S-1 filed on February 2, 2009).
(10)	Material Contracts
10.1	Acquisition Agreement between our company and Global Fusion Media Inc. dated April 1, 2010 (incorporated by reference to our Current Report on Form 8-K filed on April 9, 2010).
10.2	Share Cancellation Agreement with Rhonda Esparza dated May 4, 2010 (incorporated by reference to our Current Report on Form 10-Q filed on May 18, 2010).
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Current Report on Form 10-K filed on March 31, 2010).
(21)	Subsidiaries of Registrant
21.1	C-Store Networks LLC
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Norman Knowles.
31.2*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Greg Trevor.
(32)	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Norman Knowles.
32.2*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Greg Trevor.

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONVENIENCE TV INC.
(Registrant)

Dated: June 29, 2011	/s/ Norman Knowles
Norman Knowles
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 29, 2011	/s/ Greg Trevor
Greg Trevor
Chief Financial Officer, Secretary, Treasurer and
Director
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 29, 2011	/s/ Norman Knowles
Norman Knowles
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 29, 2011	/s/ Greg Trevor
Greg Trevor
Chief Financial Officer, Secretary, Treasurer and
Director
(Principal Financial Officer and Principal
Accounting Officer)