Form 10-Q
period 2011-06-30
Convenience TV Inc.
filed 2011-08-22
CIK 1454719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to _____________________

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
57,760,141 common shares issued and outstanding as of August 19, 2011.

CONVENIENCE TV INC.

FORM 10-Q
June 30, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated interim financial statements for the three month period ended June 30, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

CONVENIENCE TV INC.
(A Development Stage Company)
June 30, 2011
(Expressed in US dollars)
(unaudited)

CONVENIENCE TV INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	June 30,	March 31,
	2011	2011
	$	$
	(unaudited)

ASSETS
Current Assets
Cash	18,155	51,518
Due from related party (Note 6)	19,161	19,161
Total Current Assets	37,316	70,679
Property and equipment (Note 3)	25,537	37,140
Deferred financing costs (Note 5)	1,705	3,472
Total Assets	64,558	111,291

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	19,372	3,324
Accrued liabilities	6,047	2,155
Convertible debt, less unamortized discount of $43,966 (Note 4)	41,534	63,065
Derivative liability (Note 5)	54,222	–
Total Liabilities	121,175	68,544

Going Concern (Note 1)
Subsequent Events (Note 8)

Stockholders’ Equity (Deficit)
Preferred Stock Authorized: 100,000,000 preferred shares, $0.00001 par value Issued and outstanding: nil shares	–	–
Common Stock Authorized: 600,000,000 common shares, $0.00001 par value Issued and outstanding: 57,760,141 shares (March 31, 2011 – 56,070,000)	578	561
Additional paid-in capital	819,819	788,025
Deficit accumulated during the development stage	(877,014)	(745,839)
Total Stockholders' Equity (Deficit)	(56,617)	42,747
Total Liabilities and Stockholders' Equity (Deficit)	64,558	111,291

(The accompanying notes are an integral part of these consolidated financial statements)

CONVENIENCE TV INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(unaudited)

			Accumulated from
	Three months	Three months	March 31, 2008
	Ended	Ended	(date of inception) to
	June 30,	June 30,	June 30,
	2011	2010	2011
	$	$	$

Revenue	6,628	–	20,954

Expenses

Amortization of property and equipment	11,603	12,949	130,279
Consulting fees	–	–	13,200
Content services	–	–	6,470
Foreign exchange loss (gain)	–	(3,028)	17,050
Investor relations	–	–	112,840
Management fees (Note 6)	21,000	19,000	257,305
Network management	14,170	29,457	158,415
Office and general	1,632	581	16,428
Professional fees	18,146	4,659	66,959
Transfer agent and filing fees	2,920	3,121	11,708
Travel and promotion	170	–	24,281
Total Operating Expenses	69,641	66,739	814,935

Loss from Operations	(63,013)	(66,739)	(793,981)
Other Expense
Accretion of discounts on convertible debt	(29,450)	–	(40,138)
Amortization of deferred financing costs	(1,768)	–	(3,796)
Interest expense	(1,892)	–	(4,047)
Loss on change in fair value of derivative liability	(35,052)	–	(35,052)
Total Other Expense	(68,162)	–	(83,033)
Net Loss for the Period	(131,175)	(66,739)	(877,014)

Net Loss Per Share – Basic and Diluted	–	–

Weighted Average Shares Outstanding	56,441,000	50,241,000

(The accompanying notes are an integral part of these consolidated financial statements)

CONVENIENCE TV INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(unaudited)

			Accumulated from
	Three months	Three months	March 31, 2008
	Ended	Ended	(date of inception) to
	June 30,	June 30,	June 30,
	2011	2010	2011
	$	$	$

Operating Activities

Net loss	(131,175)	(66,739)	(877,014)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of property and equipment	11,603	12,949	130,279
Amortization of deferred financing costs	1,768	–	3,796
Accretion of discounts on convertible debt	29.450	–	40,138
Loss on change in fair value of derivative liability	35,052	–	35,052
Stock-based compensation	–	–	90,000

Changes in operating assets and liabilities:
Due from related party	–	–	(19,161)
Prepaid expenses	–	8,457	–
Accounts payable	16,047	15,853	16,417
Accrued liabilities	3,892	1,357	6,047

Net Cash Used In Operating Activities	(33,363)	(28,123)	(574,446)

Investing Activities

Acquisition of property and equipment	–	–	(155,816)
Net cash acquired on acquisition of subsidiary	–	6,755	6,755

Net Cash Provided By (Used In) Investing Activities	–	6,755	(149,061)

Financing Activities

Advances from related party	–	–	348,482
Proceeds from convertible debt	–	–	97,500
Deferred financing costs	–	–	(5,500)
Proceeds from issuance of common stock/common stock subscribed	–	48,700	278,701

Net Cash Provided By (Used In) Financing Activities	–	48,700	719,183

Effect of Exchange Rate Changes on Cash	–	(17,063)	22,479

Change in Cash	(33,363)	10,269	18,155

Cash, Beginning of Period	51,518	–	–

Cash, End of Period	18,155	10,269	18,155

Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

CONVENIENCE TV INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2011
(Expressed in US dollars)
(unaudited)

1.	Basis of Presentation

The accompanying financial statements of Convenience TV Inc. (the “Company”) should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2011, the Company has not generated significant revenues, has a working capital deficit of $83,859, and has accumulated losses of $877,014 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosures”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of the applicable standard on April 1, 2011 did not have a material effect on the Company’s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment

			June 30,	March 31,
			2011	2011
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
Computer equipment	16,147	15,323	824	1,517
Equipment	139,669	114,956	24,713	35,623
	155,816	130,279	25,537	37,140

CONVENIENCE TV INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2011
(Expressed in US dollars)
(unaudited)

4.	Convertible Debt

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

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $16,019 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. On June 1, 2011, the Company recorded a derivative liability of $89,014 and a further discount of $38,981 which will be charged to operations over the term of the convertible note. On June 10, 2011, the Company issued 1,690,141 shares of common stock pursuant to the conversion of $12,000 of the convertible note. The fair value of the conversion option derivate liability related to this converted amount of $35,830 was recorded as additional paid-in capital. As at June 30, 2011, $15,349 had been accreted increasing the carrying value of the convertible note to $15,349. The carrying value of the convertible debt as of June 30, 2011 of $15,349 will be accreted to the face value of $43,000 at maturity. During the three months ended June 30, 2011, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $35,052 and as of June 30, 2011, the fair value of the conversion option derivative liability was $54,222.

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

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $29,105 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. The Company records accretion expense over the term of the convertible note up to its face value of $42,500. As at June 30, 2011, $12,790 had been accreted increasing the carrying value of the convertible note to $26,185.

The Company paid $5,500 in financing costs relating to this convertible debt. As at June 30, 2011, the Company had deferred financing costs of $1,705 (March 31, 2011 – $3,472).

5.	Derivative Liability

The conversion option of the convertible debt disclosed in Note 4(a) is required to record a derivative at its estimated fair values on each balance sheet date with changes in fair value reflected in the statement of operations.

The Company uses the Black-Scholes valuation model to calculate the fair value of the derivative liability. The following table shows the weighted average assumptions used in the calculation of the conversion option:

2012

Expected dividend yield	–
Risk-free interest rate	0.02%
Expected life (in years)	0.18
Expected volatility	433%

CONVENIENCE TV INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2011
(Expressed in US dollars)
(unaudited)

6.	Related Party Transactions

	(a)	As at June 30, 2011, the Company is owed $19,161 (March 31, 2011 – $19,161) from a company under common control which is unsecured, non-interest bearing and due on demand.

	(b)	During the three months ended June 30, 2011, the Company paid $10,500 (2010 - $8,000) in management fees to a company controlled by the President of the Company.

	(c)	During the three months ended June 30, 2011, the Company paid $10,500 (2010 - $11,000) in management fees to the Chief Financial Officer of the Company.

7.	Common Stock

On June 10, 2011, the Company issued 1,690,141 shares of common stock pursuant to the conversion of $12,000 of the convertible note described in Note 4(a).

8.	Subsequent Events

	(a)	Effective June 10, 2011, the Company increased the authorized number of shares of common stock from 100,000,000 to 600,000,000 shares, with no change in par value.

(b)

On July 25, 2011, the conversion rate for the convertible debt described in Notes 4(a) and (b) was amended to be 31% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date of conversion.

(c)

On July 26, 2011, the Company issued a $37,500 convertible note which bears interest at 8% per annum and matures on April 30, 2012. The note is not convertible until 180 days after the date of issuance and, thereafter, is convertible into shares of common stock on or after January 22, 2012 at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms we", "us", "our" and "our company" mean Convenience TV Inc. and our wholly owned subsidiary C-Store Networks LLC, unless otherwise indicated.

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

Effective July 20, 2011, our authorized shares of common stock increased from 100,000,000 to 600,000,000 shares of common stock, par value of $0.00001 per share. Our preferred stock remains unchanged.

Our Current Business

We are engaged in the provision of advertising services through a network of in-location televisions installed at various convenience store locations.

Results of Operations

For the three month periods ended June 30, 2011 and June 30, 2010

	Three Months Ended
	June 30
	2011		2010
Revenue	$6,628	$	Nil
Operating Expenses	$69,641		$66,739
Net Loss	$(131,175)		$(66,739)

Revenues

During the three months ended June 30, 2011 we earned $6,628 in revenues and incurred a net loss of $131,175 compared to a net loss of $66,739 for the three months ended June 30, 2010.

		Three Months Ended
		June 30,
		2011		2010
Amortization of property and equipment		$11,603		$12,949
Foreign exchange loss (gain)	$	Nil		$(3,028)
Management fees		$21,000		$19,000
Network management		$14,170		$29,457
Office and general		$1,632		$581
Professional fees		$18,146		$4,659
Transfer agent and filing fees		$2,920		$3,121
Travel and promotion		$170	$	Nil

Expenses

Operating expenses for three month period ended June 30, 2011 increased by 4.16% as compared to the comparative period in 2010 primarily as a result of increased management fees and professional fees.

Liquidity and Capital Resources

For the three months ended June 30, 2011

Working Capital
	At	At	Percentage
	June 30,	March 31,	Increase/
	2011	2011	(Decrease)
Current Assets	$37,316	$70,679	(47.20%	)
Current Liabilities	$121,175	$68,544	43.43%
Working Capital (Deficit)	$(83,859)	$2,135	97.45%

Cash Flows
		Three Months	Three Months
		Ended	Ended
		June 30,	June 30,
		2011	2010
Net Cash used in Operating Activities		$(33,363)	$(28,123)
Net Cash provided by (used in) Investing Activities	$	Nil	$6,755
Net Cash provided by Financing Activities	$	Nil	$48,700
Cash – End of Period		$18,155	$10,269

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

Critical Accounting Policies

Basis of Presentation

The accompanying financial statements of our company should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in our company’s annual report on Form 10-K for the fiscal year ended March 31, 2011. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a recurring nature considered necessary to present fairly our company’s financial position and the results of its operations and its cash flows for the periods shown.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

These financial statements have been prepared on a going concern basis, which implies our company will continue to realize its assets and discharge its liabilities in the normal course of business. Our company has never generated revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders, the ability of our company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2011, our company has not generated significant revenues, has a working capital deficit of $83,859, and has accumulated losses of $877,014 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are a smaller reporting company and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls were not effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 10, 2011, we issued 1,690,141 shares of common stock pursuant to the conversion of $12,000 of a convertible note. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

On July 14, 2011, Shane Paul Arsens was appointed as director of our company. We increased the number of directors on our board of directors to 3 and appointed Mr. Arsens to fill the ensuing vacancy.

Item 6. Exhibits

Exhibit No.	Document Description

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1	Acquisition Agreement between our company and Global Fusion Media Inc. dated April 1, 2010 (incorporated by reference to our Current Report on Form 8-K filed on April 9, 2010).

(3)	(i) Articles of Incorporation; (ii) By-laws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on February 2, 2009).

3.2	By-laws (incorporated by reference to our Registration Statement on Form S-1 filed on February 2, 2009).

3.3	Certificate of Amendment filed with the Nevada Secretary of State on May 4, 2010 (incorporated by reference to our Current Report on Form 8-K filed on February 2, 2009).

3.4	Certificate of Amendment filed with the Nevada Secretary of State on July 20, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 26, 2011).

(10)	Material Contracts

10.1	Share Cancellation Agreement with Rhonda Esparza dated May 4, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 18, 2010).

(14)	Code of Ethics

14.1	Code of Ethics 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 31, 2010).

(21)	Subsidiaries of Registrant

21.1	C-Store Networks LLC

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Norman Knowles (Chief Executive Officer).

31.2	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Greg Trevor (Chief Financial Officer).

(32)	Section 1350 Certifications

32.1	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Norman Knowles (Chief Executive Officer).

32.2	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Greg Trevor (Chief Financial Officer).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONVENIENCE TV INC.

Date: August 22, 2011	/s/ Norman Knowles
Norman Knowles
President and Director
(Principal Executive Officer)

Date: August 22, 2011	/s/ Greg Trevor
Greg Trevor
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting
Officer)