Form 10-Q
period 2011-09-30
Convenience TV Inc.
filed 2011-11-21
CIK 1454719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

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
[X] YES [ ] NO

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
82,534,006 common shares issued and outstanding as of November 17, 2011.

CONVENIENCE TV INC.
FORM 10-Q
September 30, 2011
INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated interim financial statements for the three and six month periods ended September 30, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

CONVENIENCE TV INC.
(A Development Stage Company)
September 30, 2011
(Expressed in US dollars)
(unaudited)

CONVENIENCE TV INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	September 30,	March 31,
	2011	2011
	$	$
	(unaudited)

ASSETS
Current Assets
Cash	4,657	51,518
Due from related party (Note 6)	19,161	19,161
Total Current Assets	23,818	70,679
Property and equipment (Note 3)	14,844	37,140
Deferred financing costs (Note 4)	2,071	3,472
Total Assets	40,733	111,291

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	24,019	3,324
Accrued liabilities	6,235	2,155
Convertible debt, less unamortized discount of $40,687 (Note 4)	72,313	63,065
Derivative liabilities (Note 5)	553,401	–
Total Liabilities	655,968	68,544

Going Concern (Note 1)
Subsequent Events (Note 8)

Stockholders’ Equity (Deficit)
Preferred Stock
Authorized: 100,000,000 preferred shares, $0.00001 par value Issued and outstanding: no shares	–	–
Common Stock
Authorized: 600,000,000 common shares, $0.00001 par value Issued and outstanding: 67,760,141 shares (March 31, 2011 – 56,070,000)	678	561
Additional paid-in capital	874,637	788,025
Deficit accumulated during the development stage	(1,490,550)	(745,839)
Total Stockholders' Equity (Deficit)	(615,235)	42,747
Total Liabilities and Stockholders' Equity (Deficit)	40,733	111,291

(The accompanying notes are an integral part of these consolidated financial statements)

CONVENIENCE TV INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(unaudited)

					Accumulated
					from March 31,
	Three Months	Three Months	Six Months	Six Months	2008 (date of
	Ended	Ended	Ended	Ended	inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010	2011
	$	$	$	$	$

Revenue	–	–	6,628	–	20,954

Expenses

Amortization	10,693	13,092	22,296	26,041	140,972
Consulting fees	6,000	8,300	6,000	11,300	19,200
Content services	–	–	–	–	6,470
Foreign exchange loss (gain)	(75)	228	(75)	(2,800)	16,975
Investor relations	–	90,000	–	90,000	112,840
Management fees (Note 6)	9,000	34,000	30,000	50,000	266,305
Network management	15,868	28,117	30,038	57,573	174,283
Office and general	1,004	3,518	2,636	4,099	17,432
Professional fees	12,263	33,346	30,409	38,006	79,222
Transfer agent and filing fees	7,074	3,401	9,994	6,522	18,782
Travel and promotion	10	–	180	–	24,291
Total Operating Expenses	61,837	214,002	131,478	280,741	876,772

Loss from Operations	(61,837)	(214,002)	(124,850)	(280,741)	(855,818)
Other Expense
Accretion of discounts on convertible debt	(54,176)	–	(83,626)	–	(94,314)
Amortization of deferred financing costs	(2,133)	–	(3,901)	–	(5,929)
Interest expense	(2,188)	–	(4,080)	–	(6,235)
Loss on change in fair value of derivative liabilities	(493,202)	–	(528,254)	–	(528,254)
Total Other Expense	(551,699)	–	(619,861)	–	(634,732)
Net Loss for the Period	(613,536)	(214,002)	(744,711)	(280,741)	(1,490,550)

Net Loss Per Share, Basic and Diluted	(0.01)	(0.00)	(0.01)	(0.01)

Weighted Average Shares Outstanding	60,885,000	55,673,000	58,675,000	51,242,000

(The accompanying notes are an integral part of these consolidated financial statements)

CONVENIENCE TV INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(unaudited)

			Accumulated from
	Six Months	Six Months	March 31, 2008
	Ended	Ended	(date of inception) to
	September 30,	September 30,	September 30,
	2011	2010	2011
	$	$	$

Operating Activities

Net loss	(744,711)	(280,741)	(1,490,550)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debt	83,626	–	94,314
Amortization of property and equipment	22,296	26,041	140,972
Amortization of deferred financing costs	3,901	–	5,929
Loss on change in fair value of derivative liabilities	528,254	–	528,254
Stock-based compensation	–	90,000	90,000

Changes in operating assets and liabilities:
Due from related party	–	–	(19,161)
Prepaid expenses	–	8,457	–
Accounts payable	20,693	21,502	21,063
Accrued liabilities	4,080	2,168	6,235

Net Cash Used In Operating Activities	(81,861)	(132,573)	(622,944)

Investing Activities

Acquisition of property and equipment	–	–	(155,816)
Net cash acquired on acquisition of subsidiary	–	6,755	6,755

Net Cash Provided By (Used In) Investing Activities	–	6,755	(149,061)

Financing Activities

Advances from related party	–	–	348,482
Proceeds from convertible debt	35,000	–	132,500
Deferred financing costs	–	–	(5,500)
Proceeds from issuance of common stock	–	278,700	278,701

Net Cash Provided By Financing Activities	35,000	278,700	754,183

Effect of Exchange Rate Changes on Cash	–	(17,063)	22,479

Change in Cash	(46,861)	135,819	4,657

Cash, Beginning of Period	51,518	–	–

Cash, End of Period	4,657	135,819	4,657

Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

CONVENIENCE TV INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2011, the Company has not generated significant revenues, has a working capital deficit of $632,150, and has accumulated losses of $1,490,550 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.	Property and Equipment

			September 30,	March 31,
			2011	2011
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
Computer equipment	16,147	15,774	373	1,517
Equipment	139,669	125,199	14,470	35,623
	155,816	140,973	14,843	37,140

CONVENIENCE TV INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011
(Expressed in US dollars)
(unaudited)

4.	Convertible Debt

(a)

On December 3, 2010, the Company issued a $55,000 convertible note which bears interest at 8% per annum and matures on September 3, 2011. The note is convertible into shares of common stock 180 days after the date of issuance (June 1, 2011) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. On July 25, 2011, the conversion rate was amended to 31% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date of conversion. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $16,019 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. On June 1, 2011, the Company recorded a derivative liability of $89,014 and a further discount of $38,981 which will be charged to operations over the term of the convertible note. During the six months ended September 30, 2011, the Company issued 11,690,141 shares of common stock pursuant to the conversion of $22,000 of the convertible note. The fair value of the conversion option derivative liability related to this converted amount of $72,353 was recorded as additional paid-in capital. As at September 30, 2011, $33,000 had been accreted increasing the carrying value of the convertible note to $33,000. During the six months ended September 30, 2011, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $264,945 and as of September 30, 2011, the fair value of the conversion option derivative liability was $247,591.

(b)

On January 14, 2011, the Company issued a $42,500 convertible note which bears interest at 8% per annum and matures on October 18, 2011. The note is convertible into shares of common stock 180 days after the date of issuance (July 13, 2011) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. On July 25, 2011, the conversion rate was amended to 31% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date of conversion. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $29,105 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. On July 13, 2011, the Company recorded a derivative liability of $60,250 and a further discount of $13,395 which will be charged to operations over the term of the convertible note. The Company records accretion expense over the term of the convertible note up to its face value of $42,500. As at September 30, 2011, $37,357 had been accreted increasing the carrying value of the convertible note to $37,357. During the six months ended September 30, 2011, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $263,309 and as of September 30, 2011, the fair value of the conversion option derivative liability was $305,810.

(c)

On July 26, 2011, the Company issued a $37,500 convertible note which bears interest at 8% per annum and matures on April 30, 2012. The note is convertible into shares of common stock 180 days after the date of issuance (January 22, 2012) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $37,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. The Company records accretion expense over the term of the convertible note up to its face value of $37,500. As at June 30, 2011, $1,956 had been accreted increasing the carrying value of the convertible note to $1,956.

The Company paid $8,000 in financing costs relating to the convertible debt. As at September 30, 2011, the Company had deferred financing costs of $2,071 (March 31, 2011 – $3,472).

CONVENIENCE TV INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011
(Expressed in US dollars)
(unaudited)

5.	Derivative Liabilities

The conversion options of the convertible debt disclosed in Notes 4(a) and 4(b) are required to record a derivative at their estimated fair values on each balance sheet date with changes in fair value reflected in the statement of operations.

The fair value of the derivative liability for the December 3, 2010 convertible note was $89,014 on vesting. The fair value of the derivative liability for the January 14, 2011 convertible note was $60,250 on vesting.

The fair values of these convertible notes as at September 30, 2011 and March 31, 2011 are as follows:

	September 30,	March 31,
	2011	2011
	$	$
$55,000 convertible debenture issued December 3, 2011	247,591	–
$42,500 convertible debenture issued January 14, 2011	305,810	–

	553,401	–

During the six months ended September 30, 2011, the Company recorded a loss on the change in fair value of the derivative liabilities of $528,254.

The Company uses the Black-Scholes option pricing model to calculate the fair values of the derivative liabilities. The following table shows the assumptions used in the calculations:

		Risk-free	Expected	Expected
	Expected	Interest	Dividend	Life (in
	Volatility	Rate	Yield	years)
December 3, 2010 convertible note:
As at June 1, 2011 (date of vesting)	388%	0.05%	0%	0.26
As at September 30, 2011	422%	0.02%	0%	0.25

January 14, 2011 convertible note:
As at July 13, 2011 (date of vesting)	392%	0.01%	0%	0.27
As at September 30, 2011	548%	0.00%	0%	0.05

6.	Related Party Transactions

	(a)	As at September 30, 2011, the Company is owed $19,161 (March 31, 2011 – $19,161) from a company under common control which is unsecured, non-interest bearing and due on demand.

	(b)	During the six months ended September 30, 2011, the Company paid $15,000 (2010 - $25,000) in management fees to a company controlled by the President of the Company.

	(c)	During the six months ended September 30, 2011, the Company paid $15,000 (2010 - $25,000) in management fees to the Chief Financial Officer of the Company.

7.	Common Stock

	(a)	Effective June 20, 2011, the Company increased the authorized number of shares of common stock from 100,000,000 to 600,000,000 shares, with no change in par value.

(b)

On June 10, 2011, the Company issued 1,690,141 shares of common stock pursuant to the conversion of $12,000 of the convertible note described in Note 4(a). The fair value of the conversion option was determined to be $35,830 on the date of conversion and was recorded as additional paid-in capital.

(c)

On August 10, 2011, the Company issued 2,500,000 shares of common stock pursuant to the conversion of $4,000 of the convertible note described in Note 4(a). The fair value of the conversion option was determined to be $14,291 on the date of conversion and was recorded as additional paid-in capital.

CONVENIENCE TV INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011
(Expressed in US dollars)
(unaudited)

7.	Common Stock (continued)

(d)

On August 22, 2011, the Company issued 2,500,000 shares of common stock pursuant to the conversion of $3,000 of the convertible note described in Note 4(a). The fair value of the conversion option was determined to be $7,113 on the date of conversion and was recorded as additional paid-in capital.

(e)

On September 15, 2011, the Company issued 2,500,000 shares of common stock pursuant to the conversion of $1,500 of the convertible note described in Note 4(a). The fair value of the conversion option was determined to be $8,881 on the date of conversion and was recorded as additional paid-in capital.

(f)

On September 20, 2011, the Company issued 2,500,000 shares of common stock pursuant to the conversion of $1,500 of the convertible note described in Note 4(a). The fair value of the conversion option was determined to be $6,238 on the date of conversion and was recorded as additional paid-in capital.

8.	Subsequent Events

	(a)	Subsequent to September 30, 2011, the Company issued 14,773,865 shares of common stock pursuant to the conversion of $11,000 of the convertible note described in Note 4(a).

(b)

On October 6, 2011, the conversion rate for the convertible note described in Notes 4(c) was amended to be 35% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date of conversion.

(c)

On October 12, 2011, the Company issued a $32,500 convertible note which bears interest at 8% per annum and matures on July 17, 2012. The note is convertible into shares of common stock 180 days after the date of issuance (April 10, 2011) at a conversion rate of 35% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum.

	(d)	On October 18, 2011, the Company granted 4,000,000 stock options to consultants, employees and a director which are exercisable at $0.0024 per share and expire on October 18, 2013.

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

As used in this annual report, the terms we", "us", "our" and "our company" mean Convenience TV Inc. and our wholly owned subsidiary, C-Store Networks LLC, unless otherwise indicated.

General Overview

We were incorporated in Nevada on December 4, 2008, under the name "Costa Rica Paradise Inc.", to engage in the business of real estate investment consulting with respect to properties located in Costa Rica. On April 23, 2010 our board of directors authorized a change in name to “Convenience TV Inc.” and a forward split of our common stock on a basis of 7 for 1 which became effective with the OTC Bulletin Board on June 15, 2010. On May 5, 2010 we experienced a change of control upon the closing of an acquisition of C-Store Networks LLC. Our statutory registered agent in Nevada is National Registered Agents Inc. of NV located at 1000 East William Street, Suite 204, Carson City, Nevada 89701. Our business office is located at 248 Main Street, Venice, CA, 90219 and our telephone number is 877-943-3210.

Effective July 20, 2011, our authorized shares of common stock increased from 100,000,000 to 600,000,000 shares of common stock, par value of $0.00001 per share. Our preferred stock remains unchanged.

Our Current Business

We are engaged in the provision of advertising services through a network of in-location televisions installed at various convenience store locations.

Results of Operations

For the three and six month periods ended September 30, 2011 and September 30, 2010

		Three Months Ended			Six Months Ended
		September 30,			September 30,
		2011		2010	2011	2010
Revenue	$	Nil	$	Nil	6,628	Nil
Operating Expenses		$61,837		$214,002	131,478	280,741
Net Loss		$(613,536)		$(214,002)	(744,711)	(280,741)

Revenues

During the three months ended September 30, 2011 we earned $Nil in revenues and incurred a net loss of $613,536 compared to a net loss of $214,002 for the three months ended September 30, 2010.

During the six months ended September 30, 2011 we earned $6,628 in revenues and incurred a net loss of $744,711 compared to a net loss of $280,741 for the six months ended September 30, 2010.

		Three Months Ended				Six Months Ended
		September 30,				September 30,
		2011		2010		2011		2010
Amortization of property and equipment		$10,693		$13,092		$22,296		$26,041
Consulting fees		$6,000		$8,300		$6,000		$11,300
Foreign exchange loss (gain)		$(75)		$228		$(75)		$(2,800)
Investor relations	$	Nil		$90,000	$	Nil		$90,000
Management fees		$9,000		$34,000		$30,000		$50,000
Network management		$15,868		$28,117		$30,038		$57,573
Office and general		$1,004		$3,518		$2,636		$4,099
Professional fees		$12,263		$33,346		$30,409		$38,006
Transfer agent and filing fees		$7,074		$3,401		$9,994		$6,522
Travel and promotion		$10	$	Nil		$180	$	Nil

Expenses

Operating expenses for three month period ended September 30, 2011 decreased by 71.10% as compared to the comparative period in 2010 primarily as a result of decreased amortization of property and equipment, consulting fees, investor relations, management fees, network management, office and general expenses and professional fees.

Operating expenses for six month period ended September 30, 2011 decreased by 53.17% as compared to the comparative period in 2010 primarily as a result of amortization of property and equipment, consulting fees, investor relations, management fees, network management, office and general expenses and professional fees.

Liquidity and Capital Resources

For the six months ended September 30, 2011

Working Capital
	At	At	Percentage
	September 30,	March 31,	Increase/
	2011	2011	(Decrease)
Current Assets	$23,818	$70,679	(66.30)%
Current Liabilities	$655,968	$68,544	89.55%
Working Capital (Deficit)	$(632,150)	$2,135	(99.66)%

Cash Flows
		Six Months	Six Months
		Ended	Ended
		September 30,	September 30,
		2011	2010
Net Cash used in Operating Activities		$(81,861)	$(132,573)
Net Cash provided by (used in) Investing Activities	$	Nil	$6,755
Net Cash provided by Financing Activities		$35,000	$278,700
Cash – End of Period		$4,657	$135,819

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

These financial statements have been prepared on a going concern basis, which implies our company will continue to realize its assets and discharge its liabilities in the normal course of business. Our company has never generated revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders, the ability of our company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2011, our company has not generated significant revenues, has a working capital deficit of $632,150, and has accumulated losses of $1,490,550 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 10, 2011, we issued 2,500,000 shares of common stock pursuant to the conversion of $4,000 of a convertible note. The fair value of the conversion option was determined to be $14,291 on the date of conversion and was recorded as additional paid-in capital. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On August 22, 2011, we issued 2,500,000 shares of common stock pursuant to the conversion of $3,000 of a convertible note. The fair value of the conversion option was determined to be $7,113 on the date of conversion and was recorded as additional paid-in capital. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On September 15, 2011, we issued 2,500,000 shares of common stock pursuant to the conversion of $1,500 of a convertible note. The fair value of the conversion option was determined to be $8,881 on the date of conversion and was recorded as additional paid-in capital. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On September 20, 2011, we issued 2,500,000 shares of common stock pursuant to the conversion of $1,500 of a convertible note. The fair value of the conversion option was determined to be $6,238 on the date of conversion and was recorded as additional paid-in capital. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Document Description
No.
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Acquisition Agreement between our company and Global Fusion Media Inc. dated April 1, 2010 (incorporated by reference to our Current Report on Form 8-K filed on April 9, 2010).
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on February 2, 2009).
3.2	By-laws (incorporated by reference to our Registration Statement on Form S-1 filed on February 2, 2009).
3.3	Certificate of Amendment filed with the Nevada Secretary of State on May 4, 2010 (incorporated by reference to our Current Report on Form 8-K filed on February 2, 2009).
3.4	Certificate of Amendment filed with the Nevada Secretary of State on July 20, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 26, 2011).
(10)	Material Contracts
10.1	Share Cancellation Agreement with Rhonda Esparza dated May 4, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 18, 2010).
(14)	Code of Ethics
14.1	Code of Ethics 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 31, 2010).
(21)	Subsidiaries of Registrant
21.1	C-Store Networks LLC
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Norman Knowles (Chief Executive Officer)
31.2*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Greg Trevor (Chief Financial Officer and Chief Accounting Officer)
(32)	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Norman Knowles (Principal Executive Officer)
32.2*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Greg Trevor (Principal Financial Officer and Principal Accounting Officer)

Exhibit	Document Description
No.
101**	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2011 furnished in XBRL).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections. .

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONVENIENCE TV INC.

Date: November 18, 2011	/s/ Norman Knowles
Norman Knowles
President and Director
(Principal Executive Officer)

Date: November 18, 2011	/s/ Greg Trevor
Greg Trevor
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting
Officer)