Form 10-Q
period 2011-12-31
Convenience TV Inc.
filed 2012-02-14
CIK 1454719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to ______________

Commission File Number 005-86532

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange after the distribution of securities under a plan confirmed by a court.
[   ] YES     [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
105,647,684 common shares issued and outstanding as of February 13, 2012.

CONVENIENCE TV INC.

FORM 10-Q
December 31, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated interim financial statements for the three and nine month periods ended December 31, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

CONVENIENCE TV INC.
(A Development Stage Company)
December 31, 2011
(Expressed in US dollars)
(unaudited)

CONVENIENCE TV INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	December 31,	March 31,
	2011	2011
	$	$
	(unaudited)

ASSETS
Current Assets
Cash	1,128	51,518
Due from related party (Note 6)	19,161	19,161
Total Current Assets	20,289	70,679
Property and equipment (Note 3)	4,562	37,140
Deferred financing costs (Note 4(e))	2,867	3,472
Total Assets	27,718	111,291

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	23,378	3,324
Accrued liabilities	12,356	2,155
Convertible debt, less unamortized discount of $60,812 (Note 4)	62,188	63,065
Derivative liabilities (Note 5)	133,148	–
Total Liabilities	231,070	68,544

Going Concern (Note 1)
Subsequent Events (Note 10)

Stockholders’ Equity (Deficit)
Preferred Stock Authorized: 100,000,000 preferred shares, $0.00001 par value Issued and outstanding: no shares	–	–
Common Stock Authorized: 600,000,000 common shares, $0.00001 par value Issued and outstanding: 97,769,272 shares (March 31, 2011 - 56,070,000)	979	561
Additional paid-in capital	1,061,629	788,025
Deficit accumulated during the development stage	(1,265,960)	(745,839)
Total Stockholders' Equity (Deficit)	(203,352)	42,747
Total Liabilities and Stockholders' Equity (Deficit)	27,718	111,291

(The accompanying notes are an integral part of these consolidated financial statements)

CONVENIENCE TV INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(unaudited)

					Accumulated
					from March 31,
	Three Months	Three Months	Nine months	Nine months	2008 (date of
	Ended	Ended	Ended	Ended	inception) to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010	2011
	$	$	$	$	$

Revenue	–	–	6,628	–	20,954

Expenses
Amortization	10,282	13,090	32,578	39,131	151,254
Consulting fees	22,098	2,500	28,098	13,800	41,298
Content services	–	–	–	–	6,470
Foreign exchange loss (gain)	384	95	309	(2,705)	17,359
Investor relations	–	4,140	–	94,140	112,840
Management fees (Note 6)	4,500	30,000	34,500	80,000	270,805
Network management	3,962	17,510	34,000	75,083	178,245
Office and general	328	2,972	2,964	7,071	17,760
Professional fees	11,368	11,931	41,777	49,937	90,590
Transfer agent and filing fees	2,964	6,276	12,958	12,798	21,746
Travel and promotion	40	63	220	63	24,331
Total Operating Expenses	55,926	88,577	187,404	369,318	932,698
Loss from Operations	(55,926)	(88,577)	(180,776)	(369,318)	(911,744)
Other Income (Expense)
Accretion of discounts on convertible debt	(15,002)	(1,446)	(98,628)	(1,446)	(109,316)
Amortization of deferred financing costs	(1,704)	–	(5,605)	–	(7,633)
Interest expense	(2,965)	(362)	(7,045)	(362)	(9,200)
Gain (loss) on change in fair value of derivative liabilities	335,058	–	(193,196)	–	(193,196)
Loss on extinguishment of debt	(34,871)	–	(34,871)	–	(34,871)
Total Other Income (Expense)	280,516	(1,808)	(339,345)	(1,808)	(354,216)
Net Income (Loss) for the Period	224,590	(90,385)	(520,121)	(371,126)	(1,265,960)

Net Earnings (Loss) Per Share, Basic and Diluted	–	–	(0.01)	(0.01)

Weighted Average Shares Outstanding	82,270,000	56,070,000	66,569,000	52,857,000

(The accompanying notes are an integral part of these consolidated financial statements)

CONVENIENCE TV INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(unaudited)

			Accumulated from
	Nine months	Nine months	March 31, 2008
	Ended	Ended	(date of inception) to
	December 31,	December 31,	December 31,
	2011	2010	2011
	$	$	$

Operating Activities
Net loss	(520,121)	(371,126)	(1,265,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debt	98,628	1,446	109,316
Amortization of property and equipment	32,578	39,131	151,254
Amortization of deferred financing costs	5,605	–	7,633
Loss on change in fair value of derivative liabilities	193,196	–	193,196
Loss on extinguishment of debt	34,871	–	34,871
Stock-based compensation	9,598	90,000	99,598
Changes in operating assets and liabilities:
Due from related party	–	–	(19,161)
Prepaid expenses	–	8,457	–
Accounts payable	20,054	(1,687)	20,424
Accrued liabilities	10,201	(775)	12,356
Net Cash Used In Operating Activities	(115,390)	(234,554)	(656,473)
Investing Activities
Acquisition of property and equipment	–	–	(155,816)
Net cash acquired on acquisition of subsidiary	–	6,755	6,755
Net Cash Provided By (Used In) Investing Activities	–	6,755	(149,061)
Financing Activities
Advances from related party	–	–	348,482
Proceeds from convertible debt	65,000	55,000	162,500
Deferred financing costs	–	–	(5,500)
Proceeds from issuance of common stock	–	278,700	278,701
Net Cash Provided By Financing Activities	65,000	333,700	784,183
Effect of Exchange Rate Changes on Cash	–	(17,063)	22,479
Change in Cash	(50,390)	88,838	1,128
Cash, Beginning of Period	51,518	–	–
Cash, End of Period	1,128	88,838	1,128

Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

CONVENIENCE TV INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2011, the Company has not generated significant revenues, has a working capital deficit of $210,781, and has accumulated losses of $1,265,960 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.	Property and Equipment

			December 31,	March 31,
			2011	2011
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
Computer equipment	16,147	16,147	–	1,517
Equipment	139,669	135,107	4,562	35,623
	155,816	151,254	4,562	37,140

CONVENIENCE TV INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011
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

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $16,019 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. On June 1, 2011, the Company recorded a derivative liability of $89,014 and a further discount of $38,981 which will be charged to operations over the term of the convertible note. During the nine months ended December 31, 2011, the Company issued 41,699,272 shares of common stock pursuant to the conversion of $44,500 of the convertible note. The fair value of the conversion option derivative liability related to this converted amount of $157,548 was recorded as additional paid-in capital. As at December 31, 2011, $10,500 had been accreted increasing the carrying value of the convertible note to $10,500. During the nine months ended December 31, 2011, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $128,936 and as of December 31, 2011, the fair value of the conversion option derivative liability was $26,385.

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

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $29,105 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. On July 13, 2011, the Company recorded a derivative liability of $60,250 and a further discount of $13,395 which will be charged to operations over the term of the convertible note. The Company records accretion expense over the term of the convertible note up to its face value of $42,500. As at December 31, 2011, $42,500 had been accreted increasing the carrying value of the convertible note to $42,500. During the nine months ended December 31, 2011, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $64,260 and as of December 31, 2011, the fair value of the conversion option derivative liability was $106,763.

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

On October 6, 2011, the conversion rate was amended to be 35% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date of conversion.

CONVENIENCE TV INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in US dollars)
(unaudited)

4.	Convertible Debt (continued)

In accordance with ASC 470-60, “Debt - Troubled Debt Restructurings by Debtors”, the Company determined that the creditor did not grant a concession as the only modification to the debt was the decrease in the conversion price.

The modification was then analyzed under ASC 470-50, “Debt - Modifications and Extinguishments”. The change of the fair value of the conversion feature was greater than 10% of the carrying value of the debt. As a result, in accordance with ASC 470-50, the Company determined the terms of the amendment to be substantially different and treated the July 26, 2011 convertible note extinguished and exchanged for a new convertible note. The Company recorded a loss on extinguishment of debt of $34,871.

Prior to the modification, the Company recorded $2,629 of accretion expense related to the original convertible debt, and the carrying value of the original note was $2,629 at October 6, 2011. In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $37,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the modified convertible note. The Company will record accretion expense over the term of the modified convertible note up to its face value of $37,500.

As at December 31, 2011, the Company recorded $6,991 of accretion expense related to the modified convertible note increase the carrying value of the convertible note to $6,991.The Company paid $8,000 in financing costs relating to the convertible debt.

(d)

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

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $32,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. The Company records accretion expense over the term of the convertible note up to its face value of $32,500.

As at December 31, 2011, $2,197 had been accreted increasing the carrying value of the convertible note to $2,197. The Company paid $2,500 in financing costs relating to the convertible debt.

(e)	The Company paid a total of $10,500 in financing costs relating to the above convertible debt. As at December 31, 2011, the Company had deferred financing costs of $2,867 (March 31, 2011 – $3,472).

5.	Derivative Liabilities

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

The fair values of these convertible notes as at December 31, 2011 and March 31, 2011 are as follows:

	December 31,	March 31,
	2011	2011
	$	$

$10,500 convertible debenture issued December 3, 2010	26,385	–
$42,500 convertible debenture issued January 14, 2011	106,763	–
	133,148	–

During the nine months ended December 31, 2011, the Company recorded a loss on the change in fair value of the derivative liabilities of $193,196.

CONVENIENCE TV INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in US dollars)
(unaudited)

5.	Derivative Liabilities (continued)

The Company uses the Black-Scholes option pricing model to calculate the fair values of the derivative liabilities. The following table shows the assumptions used in the calculations:

		Risk-free	Expected	Expected
	Expected	Interest	Dividend	Life (in
	Volatility	Rate	Yield	years)
December 3, 2010 convertible note:
As at June 1, 2011 (date of vesting)	388%	0.05%	0%	0.26

January 14, 2011 convertible note:
As at July 13, 2011 (date of vesting)	392%	0.01%	0%	0.27

As at December 31, 2011	326%	0.02%	0%	0.25

6.	Related Party Transactions

(a)	As at December 31, 2011, the Company is owed $19,161 (March 31, 2011 – $19,161) from a company under common control which is unsecured, non-interest bearing and due on demand.

(b)	During the nine months ended December 31, 2011, the Company paid $17,500 (2010 - $40,000) in management fees to a company controlled by the President of the Company.

(c)	During the nine months ended December 31, 2011, the Company paid $17,000 (2010 - $40,000) in management fees to the Chief Financial Officer of the Company.

7.	Common Stock

	(a)	Effective July 20, 2011, the Company increased the authorized number of shares of common stock from 100,000,000 to 600,000,000 shares, with no change in par value.

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

(g)

On October 14, 2011, the Company issued 2,777,778 shares of common stock pursuant to the conversion of $2,500 of the convertible note described in Note 4(a). The fair value of the conversion option was determined to be $6,533 on the date of conversion and was recorded as additional paid-in capital.

(h)

On October 20, 2011, the Company issued 2,857,143 shares of common stock pursuant to the conversion of $2,000 of the convertible note described in Note 4(a). The fair value of the conversion option was determined to be $13,090 on the date of conversion and was recorded as additional paid-in capital.

(i)

On October 21, 2011, the Company issued 2,857,143 shares of common stock pursuant to the conversion of $2,000 of the convertible note described in Note 4(a). The fair value of the conversion option was determined to be $8,640 on the date of conversion and was recorded as additional paid-in capital.

CONVENIENCE TV INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in US dollars)
(unaudited)

7.	Common Stock (continued)

(j)

On October 31, 2011, the Company issued 2,857,143 shares of common stock pursuant to the conversion of $2,000 of the convertible note described in Note 4(a). The fair value of the conversion option was determined to be $7,082 on the date of conversion and was recorded as additional paid-in capital.

(k)

On November 10, 2011, the Company issued 3,424,658 shares of common stock pursuant to the conversion of $2,500 of the convertible note described in Note 4(a). The fair value of the conversion option was determined to be $6,675 on the date of conversion and was recorded as additional paid-in capital.

(l)

On November 21, 2011, the Company issued 3,571,429 shares of common stock pursuant to the conversion of $2,500 of the convertible note described in Note 4(a). The fair value of the conversion option was determined to be $14,588 on the date of conversion and was recorded as additional paid-in capital.

(m)

On December 1, 2011, the Company issued 3,684,211 shares of common stock pursuant to the conversion of $3,500 of the convertible note described in Note 4(a). The fair value of the conversion option was determined to be $9,987 on the date of conversion and was recorded as additional paid-in capital.

(n)

On December 13, 2011, the Company issued 3,947,368 shares of common stock pursuant to the conversion of $3,000 of the convertible note described in Note 4(a). The fair value of the conversion option was determined to be $11,210 on the date of conversion and was recorded as additional paid-in capital.

(o)

On December 22, 2011, the Company issued 4,032,258 shares of common stock pursuant to the conversion of $2,500 of the convertible note described in Note 4(a). The fair value of the conversion option was determined to be $7,390 on the date of conversion and was recorded as additional paid-in capital.

8.	Stock Options

On October 18, 2011, the Company granted 4,000,000 stock options to consultants, employees and a director which are exercisable at $0.0024 per share and expire on October 18, 2013. The fair value of these stock options was estimated at the date of grant using the Black-Scholes option-pricing model assuming an expected life of 2 years, a risk-free rate of 0.05%, an expected volatility of 522%, and a 0% dividend yield. The weighted average fair value of stock options granted was $0.0024 per share.

During the nine month period ended December 31, 2011, the Company recorded stock-based compensation of $9,598 (2010 - $nil), as consulting fees.

A summary of the Company’s stock option activity is as follows:

Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Number of	Price	Value
	Options	$	$
Outstanding, March 31, 2011	–
Granted	4,000,000	0.0024
Outstanding and exercisable, December 31, 2011	4,000,000	0.0024	–

As at December 31, 2011, the weighted average remaining contractual life was 1.8 years and there was no unrecognized compensation costs related to non-vested share-based compensation.

9.	Proposed Acquisition

During the nine months ended December 31, 2011, the Company entered into a Letter of Intent with HFT Management Inc. (“HFT”) to purchase the static advertising business known as Go Media for $2,000,000 to be paid in cash. The terms and conditions will be outlined in an Asset Purchase Agreement. In conjunction with the closing of the Asset Purchase Agreement, the parties will sign an agreement with HFT to manage the acquired static advertising business. As of December 31, 2011, the transaction had not been completed.

CONVENIENCE TV INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in US dollars)
(unaudited)

10.	Subsequent Events

(a)

On January 10, 2012, the Company signed a term sheet for a $3,250,000 credit facility to finance the acquisition of Go Media. The term of the financing is 3 years and any amounts borrowed would bear interest at 6.5% and a default interest rate of 10%. The financing would be secured by all of the assets of Go Media and by the revenue stream of all current and future service contracts. During the first 18 months following the financing, the Company would be required to make interest payments only. During the next 12 months the Company would be required to make interest and principal payments and fully repay the financing prior to the third anniversary. The Company paid an origination fee of $12,500.

(b)	Subsequent to December 31, 2011, the Company converted $4,500 of the convertible note payable described in Note 4(a) into 7,878,412 shares of the Company’s common stock.

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

General Overview

We were incorporated in Nevada on December 4, 2008, under the name "Costa Rica Paradise Inc.", to engage in the business of real estate investment consulting with respect to properties located in Costa Rica. On April 23, 2010 our board of directors authorized a change in name to “Convenience TV Inc.” and a forward split of our common stock on a basis of 7 for 1 which became effective with the OTC Bulletin Board on June 15, 2010. On May 5, 2010 we experienced a change of control upon the closing of the acquisition of C-Store Networks LLC. Our statutory registered agent is National Registered Agents Inc. of Nevada located at 1000 East William Street, Suite 204, Carson City, Nevada 89701. Our business office is located at 248 Main Street, Venice, CA, 90219 and our telephone number is 877-943-3210.

Effective July 20, 2011, our authorized shares of common stock increased from 100,000,000 to 600,000,000 shares of common stock, par value of $0.00001 per share. Our preferred stock remains unchanged.

Our Current Business

We are engaged in the provision of advertising services through a network of in-location televisions installed at various convenience store locations.

Results of Operations

For the three and six month periods ended December 31, 2011 and December 31, 2010

		Three Months Ended			Nine Months Ended
		December 31,			December 31,
		2011		2010	2011	2010
Revenue	$	Nil	$	Nil	6,628	Nil
Operating Expenses		$55,926		$88,577	187,404	369,318
Net Income (Loss)		$224,590		$(90,385)	(520,121)	(371,126)

Revenues

During the three months ended December 31, 2011 we earned $Nil in revenues and incurred a net income of $224,590 compared to a net loss of $90,385 for the three months ended December 31, 2010. During the nine months ended December 31, 2011 we earned $6,628 in revenues and incurred a net loss of $520,121 compared to a net loss of $371,126 for the nine months ended December 31, 2010.

		Three Months Ended			Nine Months Ended
		December 31,			December 31,
		2011	2010		2011	2010
Amortization of property and equipment		$10,282	$13,090		$32,578	$39,131
Consulting fees		$22,098	$2,500		$28,098	$13,800
Foreign exchange loss (gain)		$384	$95		$309	$(2,705)
Investor relations	$	Nil	$4,140	$	Nil	$94,140
Management fees		$4,500	$30,000		$34,500	$80,000
Network management		$3,962	$17,510		$34,000	$75,083
Office and general		$328	$2,972		$2,964	$7,071
Professional fees		$11,368	$11,931		$41,777	$49,937
Transfer agent and filing fees		$2,964	$6,276		$12,958	$12,798
Travel and promotion		$40	$63		$220	$63

Expenses

Operating expenses for three month period ended December 31, 2011 decreased by 58.38% as compared to the comparative period in 2010 primarily as a result of decreased expenses for amortization of property and equipment, investor relations, management fees, network management, office and general, professional fees and transfer agent and filing fees. Operating expenses for nine month period ended December 31, 2011 decreased by 49.26% as compared to the comparative period in 2010 primarily as a result of decreased expenses for amortization of property and equipment, investor relations, management fees, network management, office and general and professional fees.

Liquidity and Capital Resources

For the nine months ended December 31, 2011

Working Capital

	At	At	Percentage
	December 31,	March 31,	Increase/
	2011	2011	(Decrease)
Current Assets	$20,289	$70,679	(84.03)%
Current Liabilities	$231,070	$68,544	70.34%
Working Capital (Deficit)	$(210,781)	$2,135	(9772.65)%

Cash Flows

		Nine Months	Nine Months
		Ended	Ended
		December 31,	December 31,
		2011	2010
Net Cash used in Operating Activities		$(115,390)	$(234,544)
Net Cash provided by (used in) Investing Activities	$	Nil	$6,755
Net Cash provided by Financing Activities		$65,000	$333,700
Cash – End of Period		$1,128	$88,838

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

We estimate that our expenses over the next 12 months will be approximately $1,202,600 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

	Estimated	Estimated
Description	Completion Date	Expenses
		($)
Legal and accounting fees	12 months	100,000
Marketing and advertising	12 months	17,600
Management and operating costs	12 months	250,000
Salaries and consulting fees	12 months	100,000
Fixed asset purchases	12 months	660,000
General and administrative expenses	12 months	75,000
Total		1,202,600

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

These financial statements have been prepared on a going concern basis, which implies our company will continue to realize its assets and discharge its liabilities in the normal course of business. Our company has not generated significant revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders, the ability of our company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2011, our company has not generated significant revenues, has a working capital deficit of $210,781, and has accumulated losses of $1,265,960 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Changes in Internal Controls

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 14, 2011, we issued 2,777,778 shares of common stock pursuant to the conversion of $2,500 of a convertible note. The fair value of the conversion option was determined to be $6,533 on the date of conversion. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On October 20, 2011, we issued 2,857,143 shares of common stock pursuant to the conversion of $2,000 of a convertible note. The fair value of the conversion option was determined to be $13,090 on the date of conversion. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On October 21, 2011, we issued 2,857,143 shares of common stock pursuant to the conversion of $2,000 of a convertible note. The fair value of the conversion option was determined to be $8,640 on the date of conversion. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On October 31, 2011, we issued 2,857,143 shares of common stock pursuant to the conversion of $2,000 of a convertible note. The fair value of the conversion option was determined to be $7,082 on the date of conversion. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On November 10, 2011, we issued 3,424,658 shares of common stock pursuant to the conversion of $2,500 of a convertible note. The fair value of the conversion option was determined to be $6,675 on the date of conversion. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On November 21, 2011, we issued 3,571,429 shares of common stock pursuant to the conversion of $2,500 of a convertible note. The fair value of the conversion option was determined to be $14,588 on the date of conversion. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On December 1, 2011, we issued 3,684,211 shares of common stock pursuant to the conversion of $3,500 of a convertible note. The fair value of the conversion option was determined to be $9,987 on the date of conversion. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On December 13, 2011, we issued 3,947,368 shares of common stock pursuant to the conversion of $3,000 of a convertible note. The fair value of the conversion option was determined to be $11,210 on the date of conversion. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On December 22, 2011, we issued 4,032,258 shares of common stock pursuant to the conversion of $2,500 of a convertible note. The fair value of the conversion option was determined to be $7,390 on the date of conversion. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
No.	Document Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Acquisition Agreement between our company and Global Fusion Media Inc. dated April 1, 2010 (incorporated by reference to our Current Report on Form 8-K filed on April 9, 2010).
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on February 2, 2009).
3.2	By-laws (incorporated by reference to our Registration Statement on Form S-1 filed on February 2, 2009).
3.3	Certificate of Amendment filed with the Nevada Secretary of State on May 4, 2010 (incorporated by reference to our Current Report on Form 8-K filed on February 2, 2009).
3.4	Certificate of Amendment filed with the Nevada Secretary of State on July 20, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 26, 2011).
(10)	Material Contracts
10.1	Share Cancellation Agreement with Rhonda Esparza dated May 4, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 18, 2010).
(14)	Code of Ethics
14.1	Code of Ethics 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 31, 2010).
(21)	Subsidiaries of Registrant
21.1	C-Store Networks LLC
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certifications under Sarbanes-Oxley act of 2002 of Norman Knowles (Chief Executive Officer)
31.2*	Section 302 Certifications under Sarbanes-Oxley act of 2002 of Greg Trevor (Chief Financial Officer and Chief Accounting Officer)
(32)	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley act of 2002 of Norman Knowles (Chief Executive Officer)
32.2*	Section 906 Certifications under Sarbanes-Oxley act of 2002 of Greg Trevor (Chief Financial Officer and Chief Accounting Officer)
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

CONVENIENCE TV INC.

Date: February 14, 2012	/s/ Norman Knowles
Norman Knowles
President and Director
(Principal Executive Officer)

Date: February 14, 2012	/s/ Greg Trevor
Greg Trevor
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting
Officer)