Form 10-K
period 2012-03-31
Convenience TV Inc.
filed 2012-07-16
CIK 1454719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the transition period from [   ] to [   ]

Commission file number 000-54210

CONVENIENCE TV INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0518293
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

248 Main Street, Venice, CA	90291
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (877) 331-8777

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.00001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [   ]    No [X]

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
Yes [X]    No [   ]

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
Yes [   ]    No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 30, 2011 was $283,830 based on a $0.0069 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
222,112,615 common shares as of July 12, 2012.

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

On May 1, 2012, we entered into a joint venture agreement with Autumn Peach Worldwide Inc., a British Virgin Islands corporation, wherein the parties are mutually interested in creating a joint venture to market and distribute Culinary Truths brand products and to provide digital marketing devices to promote sales. Autumn Peach is in the business of producing natural spices under the brand name of Culinary Truths and wishes to market and distribute the products in North America.

Pursuant to the terms of the joint venture agreement, the parties have agreed to that our company will receive a commission of 10% per sale for products sold by us or our affiliates, that our company will supply its expertise in screen placement within the designated locations, that Autumn Peach’s distributors will be responsible for the ordering and payment of equipment as required, that we will pay Autumn Peach 20% of the net billing advertising revenue, and that the initial term of the joint venture agreement shall be 5 years, with annual renewals based upon mutually acceptable terms.

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

We receive revenue from two main and two ancillary sources:

Main:

  Advertising Sales on our network ; and
  Physical Product Sales – We receive a commissions on products sold to the stores from those companies wishing to promote their new products on a direct basis if we place products within store which did not previously sell them.

Ancillary:

  Digital Downloads of ringtones, songs and games – customers who purchase one of these products due to our advertising do so using a special code which signifies our network as the origin of the purchase and we receive commissions for this purchase;
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

Our management will take an active role in selling the advertising for the network. They will also work with agencies to ensure that the network is available to all levels of purchasing. In order to expose our advertising network to potential corporate clients who wish to include their marketing items on our network.

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

Frost & Sullivan, a global growth consulting firm, estimates that by the year 2012, advertising on U.S. and Canadian networked displays will be a $1 billion-a-year business at a compound growth rate of more than 20%.

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

Employees and Consultants

As of July 12, 2012, we had no employees other than our directors and officers.

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

Item 1A.   Risk Factors

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

Risks Related to Our Business

We have a history of losses and no revenues, which raise substantial doubt about our ability to continue as a going concern.

From inception to March 31, 2012, we have incurred aggregate net losses of $1,430,205. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

Due to the nature of our business and the early stage of our development, our securities must be considered highly speculative. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon the successful commercialization or licensing of our core products, which themselves are subject to numerous risk factors as set forth below.

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern.

We have had negative cash flows from operations since inception. We will require significant additional financing, the availability of which cannot be assured, and if our company is unable to obtain such financing, our business may fail.

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. We may continue to have negative cash flows. We have estimated that we will require approximately $1,340,520 to carry out our business plan for the next twelve months. There is no assurance that actual cash requirements will not exceed our estimates. We will require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

Our ability to market and sell our advertising services will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business. Specifically, we will need to raise additional funds to:

  support our planned growth and carry out our business plan;
  hire top quality personnel for all areas of our business; and
  address competing technological and market developments.

We may not be able to obtain additional equity or debt financing on acceptable terms as required. Even if financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. Any additional equity financing may involve substantial dilution to our then existing shareholders. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results and compete effectively. More importantly, if we are unable to raise further financing when required, we may be forced to scale down our operations and our ability to generate revenues may be negatively affected.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Accordingly, we must be considered in the development stage. Our success is significantly dependent on a successful commercialization of our advertising services. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to develop a successful advertising service or achieve commercial acceptance of our advertising services or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

If we fail to effectively manage the growth of our company and the commercialization of our advertising services, our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the commercialization of our advertising services and the expansion of our marketing and commercialization efforts, we expect to experience significant growth in the scope and complexity of our business. We will need to add staff to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We anticipate that we will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a material adverse effect on our business and financial condition.

Because we face intense competition from larger and better-established companies that have more resources than we do, we may be unable to implement our business plan or increase our revenues.

The market for our advertising services is intensely competitive and highly fragmented. Many of these competitors may have longer operating histories, greater financial, technical and marketing resources, and enjoy existing name recognition and customer bases. New competitors may emerge and rapidly acquire significant market share. In addition, new services and technologies likely will increase the competitive pressures we face. Competitors may be able to respond more quickly to technological change, competitive pressures, or changes in consumer demand. As a result of their advantages, our competitors may be able to limit or curtail our ability to compete successfully.

In addition, many of our large competitors may offer customers a broader or superior range of services and technologies. Some of our competitors may conduct more extensive promotional activities and offer lower commercialization and licensing costs to customers than we do, which could allow them to gain greater market share or prevent us from establishing and increasing our market share. Increased competition may result in significant price competition, reduced profit margins or loss of market share, any of which may have a material adverse effect on our ability to generate revenues and successfully operate our business. Our competitors may develop technologies superior to those that our company currently possess. In the future, we may need to decrease our prices if our competitors lower their prices. Our competitors may be able to respond more quickly to new or changing opportunities, services, technologies and customer requirements. Such competition will potentially affect our chances of achieving profitability, and ultimately affect our ability to continue as a going concern.

Our by-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

Our by-laws contain provisions with respect to the indemnification of our officers and directors against all expenses, liability and loss (including attorneys’ fees, judgments, fines and amounts paid or to be paid in settlement) reasonably incurred or suffered by him or her in connection with any action, suit or proceeding to which they were made parties by reason of his or her being or having been one of our directors or officers.

Risks Related to Our Common Stock

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

We are authorized to issue up to 600,000,000 shares of common stock and 100,000,000 preferred shares with a par value of $0.00001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

Trading of our stock may be restricted by the Securities Exchange Commission's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority (FINRA), formerly the National Association of Securities Dealers or NASD, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Item 4.     Mine Safety Disclosures

Not applicable.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended	High	Low
March 31, 2012	$0.006	$0.001
December 31, 2011	$0.0089	$0.0014
September 30, 2011	$0.0116	$0.0016
June 30, 2011	$0.025	$0.01
March 31, 2011	$0.06	$0.02
December 31, 2010	$0.201	$0.03
September 30, 2010	$0.38	$0.08
June 30, 2010	$3.50	$0.60
March 31, 2010	N/A(1)	N/A(1)

(1) Our first trade did not occur until April 20, 2010.

As of July 12, 2012, there were approximately 51 holders of record of our common stock. As of July10, 2012, 222,112,615 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as disclosed herein, we did not sell any equity securities which were not registered under the Securities Act during the year ended March 31, 2012 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended March 31, 2012.

  On January 3, 2012, we issued 4,032,258 shares of common stock pursuant to the conversion of $2,500 of the convertible note. The fair value of the conversion option was determined to be $6,356 on the date of conversion and was recorded as additional paid-in capital. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

  On January 17, 2012, we issued 3,846,154 shares of common stock pursuant to the conversion of $2,000 of the convertible note. The fair value of the conversion option was determined to be $8,141 on the date of conversion and was recorded as additional paid-in capital. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

  On February 6, 2012, we issued 5,208,333 shares of common stock pursuant to the conversion of $2,500 of the convertible note. The fair value of the conversion option was determined to be $11,332 on the date of conversion and was recorded as additional paid-in capital. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

  On February 15, 2012, we issued 5,208,333 shares of common stock pursuant to the conversion of $2,500 of the convertible note. The fair value of the conversion option was determined to be $13,327 on the date of conversion and was recorded as additional paid-in capital. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

  On February 24, 2012, we issued 5,000,000 shares of common stock pursuant to the conversion of $1,000 of the convertible. The fair value of the conversion option was determined to be $3,367 on the date of conversion and was recorded as additional paid-in capital. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

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

On July 26, 2011, we issued a $37,500 convertible note which bears interest at 8% per annum and matures on April 30, 2012. The note is convertible into shares of common stock 180 days after the date of issuance at a conversion rate of 58% of the average of the three lowest closing bid prices of our common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to our company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. On October 6, 2011, the conversion rate was amended to be 35% of the average of the three lowest closing bid prices of our common stock for the ten trading days ending one trading day prior to the date of conversion.

On October 12, 2011, we issued a $32,500 convertible note which bears interest at 8% per annum and matures on July 17, 2012. The note is convertible into shares of common stock 180 days after the date of issuance at a conversion rate of 35% of the average of the three lowest closing bid prices of our common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to our company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum.

On March 29, 2012, we issued a $32,500 convertible note which bears interest at 8% per annum and matures on January 2, 2013. The note is convertible into shares of common stock 180 days after the date of issuance at a conversion rate of 45% of the average of the three lowest closing bid prices of our common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to our company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at March 31, 2012, we had not received the proceeds from the holder of the convertible note.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended March 31, 2012.

Item 6.     Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended March 31, 2012 and March 31, 2011 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 9 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Purchase of Significant Equipment

We intend to purchase approximately $495,000 worth of equipment for expansion of our operations over the next twelve months. We do not currently have the funds necessary to initiate this expansion and there can be no assurance that we will be able to secure the required funding.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

Results of Operations

For the Year Ending March 31, 2012 and 2011

	Year Ended
	March 31,
	2012		2011
Revenue	$6,628	$	Nil
Operating Expenses	$206,739		$436,035
Net Loss	$(684,366)		$(450,906)

Expenses

Our operating expenses for our years ended March 31, 2012 and 2011 are outlined in the table below:

		Year Ended
		March 31,
		2012	2011
Amortization of property and equipment		$36,835	$51,938
Consulting fees		$22,098	$6,700
Foreign exchange loss (gain)		$512	$(2,705)
Investor relations	$	Nil	$112,840
Management fees		$40,500	$114,000
Network management		$38,497	$98,485
Office and general		$3,129	$10,758
Professional fees		$47,881	$34,844
Transfer agent and filing fees		$17,067	$8,788
Travel and promotion		$220	$387

Operating expenses for year ended March 31, 2012 decreased by 111% as compared to the comparative period in 2011 primarily as a result of a decrease in investor relations, management fees and network management.

Revenue

We have earned revenues of $20,954 since our inception.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital
	At	At
	March 31,	March 31,
	2012	2011
Current Assets	$ 19,552	$ 70,679
Current Liabilities	$ 370,967	$ 68,544
Working Capital (Deficit)	$ (351,415)	$ 2,135

Cash Flows
	Year Ended	Year Ended
	March 31,	March 31,
	2012	2011
Net Cash used in Operating Activities	$ (116,127)	$ (308,876)
Net Cash used in Investing Activities	$ Nil	$ 6,755
Net Cash Provided by Financing Activities	$ 65,000	$ 370,700
Increase (decrease) in Cash During the Period	$ (51,127)	$ 51,518

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

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	100,000
Marketing and advertising	12 months	17,600
Management and operating costs	12 months	452,920
Salaries and consulting fees	12 months	200,000
Fixed asset purchases	12 months	495,000
General and administrative expenses	12 months	75,000
Total		1,340,520

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

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $1,340,520 over the next 12 months to pay for our ongoing expenses. These expenses include legal, accounting and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, fair value of convertible debt, fair value of derivative liabilities, and deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Impairment of Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, our company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Revenue Recognition

Our company recognizes revenue in accordance with ASC 605, “Revenue Recognition”. Revenue consists of streaming advertising services. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability is reasonably assured.

Recent Accounting Pronouncements

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
(A Development Stage Company)
March 31, 2012
(Expressed in US dollars)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Convenience TV Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Convenience TV Inc. (A Development Stage Company) as of March 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and accumulated from March 31, 2008 (date of inception) to March 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and accumulated from March 31, 2008 (date of inception) to March 31, 2012, in conformity with accounting principles generally accepted in the United States.

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

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

 Vancouver, Canada

July 12, 2012

CONVENIENCE TV INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	March 31,	March 31,
	2012	2011
	$	$

ASSETS
Current Assets
Cash	391	51,518
Due from Global Fusion Media Inc. (Note 7)	19,161	19,161
Total Current Assets	19,552	70,679
Property and equipment (Note 3)	305	37,140
Deferred financing costs (Note 5(f))	1,236	3,472
Total Assets	21,093	111,291

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	38,718	3,324
Accrued liabilities	7,382	2,155
Convertible debt, less unamortized discount of $40,691 (2011 - $34,435) (Note 5)	71,809	63,065
Derivative liabilities (Note 6)	250,558	–
Due to related party (Note 7)	2,500	–
Total Liabilities	370,967	68,544

Nature of Operations and Continuance of Business (Note 1)
Subsequent Events (Note 11)

Stockholders’ Equity (Deficit)
Preferred Stock
Authorized: 100,000,000 preferred shares, $0.00001 par value Issued and outstanding: no shares	–	–
Common Stock
Authorized: 600,000,000 common shares, $0.00001 par value Issued and outstanding: 121,064,350 shares (2011 – 56,070,000)	1,211	561
Additional paid-in capital	1,079,120	788,025
Deficit accumulated during the development stage	(1,430,205)	(745,839)
Total Stockholders' Equity (Deficit)	(349,874)	42,747
Total Liabilities and Stockholders' Equity (Deficit)	21,093	111,291

(The accompanying notes are an integral part of these consolidated financial statements)

CONVENIENCE TV INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)

			Accumulated from
	Year	Year	March 31, 2008 (date
	Ended	Ended	of inception) to
	March 31,	March 31,	March 31,
	2012	2011	2012
	$	$	$

Revenue	6,628	–	20,954

Operating expenses
Amortization of property and equipment	36,835	51,938	155,511
Consulting fees	22,098	6,700	35,298
Content services	–	–	6,470
Foreign exchange loss (gain)	512	(2,705)	17,562
Investor relations	–	112,840	112,840
Management fees (Note 7)	40,500	114,000	276,805
Network management	38,497	98,485	182,742
Office and general	3,129	10,758	17,925
Professional fees	47,881	34,844	96,694
Transfer agent and filing fees	17,067	8,788	25,855
Travel and promotion	220	387	24,331
Total Operating Expenses	206,739	436,035	952,033
Loss from Operations	(200,111)	(436,035)	(931,079)
Other Expenses
Accretion of discounts on convertible debt	(118,749)	(10,688)	(129,437)
Amortization of deferred financing costs	(7,236)	(2,028)	(9,264)
Interest expense	(7,770)	(2,155)	(9,925)
Loss on change in fair value of derivative liabilities	(315,629)	–	(315,629)
Loss on extinguishment of debt	(34,871)	–	(34,871)
Total Other Expenses	(484,255)	(14,871)	(499,126)
Net Loss for the Period	(684,366)	(450,906)	(1,430,205)

Net Loss Per Share, Basic and Diluted	(0.01)	(0.01)

Weighted Average Shares Outstanding	77,974,000	50,200,438

(The accompanying notes are an integral part of these consolidated financial statements)

CONVENIENCE TV INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in US Dollars)

				Deficit
				Accumulated
			Additional	During the
	Shares		Paid-in	Development
		Amount	Capital	Stage	Total
	#	$	$	$	$

Balance, March 31, 2008 (date of inception)	–	–	–	–	–
Shares issued	36,000,000	360	(359)	–	1
Net loss for the year	–	–	–	(179,591)	(179,591)
Balance, March 31, 2009	36,000,000	360	(359)	(179,591)	(179,590)
Net loss for the year	–	–	–	(115,342)	(115,342)
Balance, March 31, 2010	36,000,000	360	(359)	(294,933)	(294,932)
May 5, 2010 – recapitalization transactions
Shares of Convenience TV Inc., net of shares cancelled	17,700,000	177	(10,615)	–	(10,438)
Forgiveness of related party debt	–	–	385,198	–	385,198
Shares issued per private placements	1,770,000	18	278,682	–	278,700
Shares issued per investor relations agreement	600,000	6	89,994	–	90,000
Fair value of beneficial conversion feature	–	–	45,125	–	45,125
Net loss for the year	–	–	–	(450,906)	(450,906)
Balance, March 31, 2011	56,070,000	561	788,025	(745,839)	42,747
Fair value of beneficial conversion feature
recorded upon issuance of convertible debt	–	–	70,000	–	70,000
Fair value of derivative liability portion of convertible debenture	–	–	(37,500)	–	(37,500)
Shares issued for conversion of debt and accrued interest	64,994,350	650	56,550	–	57,200
Fair value of beneficial conversion features recorded upon conversion of debt.	–	–	192,447	–	192,447
Stock-based compensation	–	–	9,598	–	9,598
Net loss for the year	–	–	–	(684,366)	(684,366)
Balance, March 31, 2012	121,064,350	1,211	1,079,120	(1,430,205)	(349,874)

(The accompanying notes are an integral part of these consolidated financial statements)

CONVENIENCE TV INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

			Accumulated from
	Year	Year	March 31, 2008 (date
	Ended	Ended	of inception) to
	March 31,	March 31,	March 31,
	2012	2011	2012
	$	$	$

Operating Activities

Net loss	(684,366)	(450,906)	(1,430,205)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debt	118,749	10,688	129,437
Amortization of property and equipment	36,835	51,938	155,511
Amortization of deferred financing costs	7,236	2,028	9,264
Loss on change in fair value of derivative liabilities	315,629	–	315,629
Loss on extinguishment of debt	34,871	–	34,871
Stock-based compensation	9,598	90,000	99,598

Changes in operating assets and liabilities:
Due from related party	2,500	(19,161)	(16,661)
Prepaid expenses	–	8,457	–
Accounts payable	35,394	(2,938)	35,764
Accrued liabilities	7,427	1,018	9,582

Net Cash Used In Operating Activities	(116,127)	(308,876)	(657,210)

Investing Activities

Acquisition of property and equipment	–	–	(155,816)
Net cash acquired on acquisition of subsidiary	–	6,755	6,755

Net Cash Provided By (Used In) Investing Activities	–	6,755	(149,061)

Financing Activities

Advances from related party	–	–	348,482
Proceeds from convertible debt	70,000	97,500	167,500
Deferred financing costs	(5,000)	(5,500)	(10,500)
Proceeds from issuance of common stock	–	278,700	278,701

Net Cash Provided By Financing Activities	65,000	370,700	784,183

Effect of Exchange Rate Changes on Cash	–	(17,061)	22,479

Change in Cash	(51,127)	51,518	391

Cash, Beginning of Period	51,518	–	–

Cash, End of Period	391	51,518	391

Non-cash Investing and Financing Activities:
Share issued upon conversion of debt	55,000	–	55,000
Fair value of beneficial conversion options upon conversion of
debt recorded as additional paid-in capital	194,647	–	194,647
Fair value of beneficial conversion options of convertible debt	22,500	–	67,625

Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

CONVENIENCE TV INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2012
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

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2012, the Company has not generated significant revenue, has a working capital deficit of $351,415, and has an accumulated deficit of $1,430,205 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, fair value of convertible debt, fair value of derivative liabilities, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Property and Equipment

Property and equipment, consisting primarily of computer and equipment, is stated at cost and is amortized using the straight-line method over their estimated lives of three years.

CONVENIENCE TV INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2012
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

Foreign Currency Translation

The Company’s functional currency and reporting currency is the United States dollar and foreign currency transactions are primarily undertaken in Canadian dollars. Monetary balance sheet items expressed in foreign currencies are translated into US dollars at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates for the period. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

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

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of March 31, 2012 and 2011, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal, state and local income tax returns in the US, as applicable. For US income tax returns, the open taxation years range from 2008 to 2011. In certain circumstances, the US federal statute of limitations can reach beyond the standard three year period. US state statutes of limitations for income tax assessment vary from state to state. Tax authorities of the US have not audited any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended March 31, 2012 and 2011, there were no charges for interest or penalties.

CONVENIENCE TV INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2012
(Expressed in US dollars)

2.	Summary of Significant Accounting Principles (continued)

Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2012 and 2011, the Company had no items representing comprehensive income or loss.

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

The Company’s financial instruments consist principally of cash, accounts payable, accrued liabilities, amount due from Global Fusion Media Inc., due to related party, convertible debt and derivative liabilities. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment

			2012	2011
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Computer equipment	16,147	16,147	–	1,517
Equipment	139,669	139,364	305	35,623

	155,816	155,511	305	37,140

CONVENIENCE TV INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2012
(Expressed in US dollars)

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

(a)

On December 3, 2010, the Company issued a $55,000 convertible note which bears interest at 8% per annum and matured on September 3, 2011. The note is convertible into shares of common stock 180 days after the date of issuance (June 1, 2011) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. On July 25, 2011, the conversion rate was amended to 31% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date of conversion. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $16,019 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. On June 1, 2011, the Company recorded a derivative liability of $89,014 and a further discount of $38,981 which has charged to operations over the term of the convertible note. During the year ended March 31, 2012, the Company issued 64,994,350 shares of common stock pursuant to the conversion of $55,000 and accrued interest of $2,200. The fair value of the conversion option derivative liability related to this converted amount of $192,447 was recorded as additional paid-in capital. During the year ended March 31, 2012, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $145,073. As at March 31, 2012, the convertible note had been fully converted.

(b)

On January 14, 2011, the Company issued a $42,500 convertible note which bears interest at 8% per annum and matured on October 18, 2011. The note is convertible into shares of common stock 180 days after the date of issuance (July 13, 2011) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. On July 25, 2011, the conversion rate was amended to 31% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date of conversion. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $29,105 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. On July 13, 2011, the Company recorded a derivative liability of $60,250 and a further discount of $13,395 which will be charged to operations over the term of the convertible note. The Company records accretion expense over the term of the convertible note up to its face value of $42,500. As at March 31, 2012, $42,500 had been accreted increasing the carrying value of the convertible note to $42,500. During the year ended March 31, 2012, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $104,897 and as of March 31, 2012, the fair value of the conversion option derivative liability was $147,399.

CONVENIENCE TV INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2012
(Expressed in US dollars)

5.	Convertible Debt (continued)

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

On October 6, 2011, the conversion rate was amended to be 35% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date of conversion. In accordance with ASC 470-60, “Debt - Troubled Debt Restructurings by Debtors”, the Company determined that the creditor did not grant a concession as the only modification to the debt was the decrease in the conversion price. The modification was then analyzed under ASC 470-50, “Debt - Modifications and Extinguishments”. The change of the fair value of the conversion feature was greater than 10% of the carrying value of the debt. As a result, in accordance with ASC 470-50, the Company deemed the terms of the amendment to be substantially different and treated the July 26, 2011 convertible note extinguished and exchanged for new convertible note. The Company recorded a loss on extinguishment of debt of $34,871.

Prior to the modification, the Company recorded $2,629 of accretion expense related to the original convertible debt, and the carrying value of the original note was $2,629 at October 6, 2011. In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $37,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the modified convertible note. The Company records accretion expense over the term of the modified convertible note up to its face value of $37,500. As at March 31, 2012, the Company recorded $22,198 of accretion expense related to the modified convertible note increasing the carrying value of the convertible note to $22,198.

On January 22, 2012, the Company recorded a derivative liability of $37,500. During the year ended March 31, 2012, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $65,659 and as of March 31, 2012, the fair value of the conversion option derivative liability was $103,159.

(d)

On October 12, 2011, the Company issued a $32,500 convertible note which bears interest at 8% per annum and matures on July 17, 2012. The note is convertible into shares of common stock 180 days after the date of issuance (April 10, 2012) at a conversion rate of 35% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $32,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. The Company records accretion expense over the term of the convertible note up to its face value of $32,500. As at March 31, 2012, $7,111 had been accreted increasing the carrying value of the convertible note to $7,111.

(e)

On March 29, 2012, the Company issued a $32,500 convertible note which bears interest at 8% per annum and matures on January 2, 2013. The note is convertible into shares of common stock 180 days after the date of issuance (September 25, 2012) at a conversion rate of 45% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum. As at March 31, 2012, the Company had not received the proceeds from the holder of the convertible note.

	(f)	The Company paid $10,500 in financing costs relating to the above convertible debt. As at March 31, 2012, the Company had deferred financing costs of $1,236 (2011 – $3,472).

CONVENIENCE TV INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2012
(Expressed in US dollars)

6.	Derivative Liabilities

The conversion options of the convertible debt disclosed in Notes 5(a) and (b) are required to record a derivative at their estimated fair values on each balance sheet date with changes in fair value reflected in the statement of operations.

The fair value of the derivative liability for the December 3, 2010 convertible note was $89,014 on vesting. As at March 31, 2012, the convertible note had been fully converted and, as a result, the related derivative liability was reduced to $nil.

The fair value of the derivative liability for the January 14, 2011 and the July 26, 2011 convertible notes were $60,250 and $37,500 on vesting, respectively. The fair values of the January 14, 2011 and the July 26, 2011 convertible notes as at March 31, 2012 and 2011, are as follows:

	2012	2011
	$	$

$42,500 convertible debenture issued January 14, 2011	147,399	–
$37,500 convertible debenture issued July 26, 2011	103,159	–
	250,558	–

During the year ended March 31, 2012, the Company recorded a loss on the change in fair value of the derivative liabilities of $315,629.

The Company uses the Black-Scholes option pricing model to calculate the fair values of the derivative liabilities. The following table shows the assumptions used in the calculations:

		Risk-free	Expected	Expected
	Expected	Interest	Dividend	Life (in
	Volatility	Rate	Yield	years)
December 3, 2010 convertible note:
As at June 1, 2011 (date of vesting)	388%	0.05%	0%	0.26
January 14, 2011 convertible note:
As at July 13, 2011 (date of vesting)	392%	0.01%	0%	0.27
As at March 31, 2012	343%	0.07%	0%	0.25
July 26, 2011 convertible note:
As at January 22, 2012 (date of vesting)	326%	0.05%	0%	0.27
As at March 31, 2012	343%	0.07%	0%	0.25

7.	Related Party Transactions

	(a)	As at March 31, 2012, the Company is owed $19,161 (2011 – $19,161) from a company under common control which is unsecured, non-interest bearing and due on demand.

	(b)	As at March 31, 2012, the Company owes $2,500 (2011 – $nil) to the President of the Company, which is unsecured, non-interest bearing and due on demand.

	(c)	During the year ended March 31, 2012, the Company paid $20,000 (2011 - $57,000) in management fees to a company controlled by the President of the Company.

	(d)	During the year ended March 31, 2012, the Company paid $20,500 (2011 - $57,000) in management fees to the Chief Financial Officer of the Company.

CONVENIENCE TV INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2012
(Expressed in US dollars)

8.	Common Stock

Share transactions for the year ended March 31, 2012:

(a) Effective July 20, 2011, the Company increased the authorized number of shares of common stock from 100,000,000 to 600,000,000 shares, with no change in par value.

(b)

On June 10, 2011, the Company issued 1,690,141 shares of common stock pursuant to the conversion of $12,000 of the convertible note described in Note 5(a). The fair value of the conversion option was determined to be $19,811 on the date of conversion and was recorded as additional paid-in capital.

(c)

On August 10, 2011, the Company issued 2,500,000 shares of common stock pursuant to the conversion of $4,000 of the convertible note described in Note 5(a). The fair value of the conversion option was determined to be $22,686 on the date of conversion and was recorded as additional paid-in capital.

(d)

On August 22, 2011, the Company issued 2,500,000 shares of common stock pursuant to the conversion of $3,000 of the convertible note described in Note 5(a). The fair value of the conversion option was determined to be $7,113 on the date of conversion and was recorded as additional paid-in capital.

(e)

On September 15, 2011, the Company issued 2,500,000 shares of common stock pursuant to the conversion of $1,500 of the convertible note described in Note 5(a). The fair value of the conversion option was determined to be $8,881 on the date of conversion and was recorded as additional paid-in capital.

(f)

On September 20, 2011, the Company issued 2,500,000 shares of common stock pursuant to the conversion of $1,500 of the convertible note described in Note 5(a). The fair value of the conversion option was determined to be $6,238 on the date of conversion and was recorded as additional paid-in capital.

(g)

On October 14, 2011, the Company issued 2,777,778 shares of common stock pursuant to the conversion of $2,500 of the convertible note described in Note 5(a). The fair value of the conversion option was determined to be $6,533 on the date of conversion and was recorded as additional paid-in capital.

(h)

On October 20, 2011, the Company issued 2,857,143 shares of common stock pursuant to the conversion of $2,500 of the convertible note described in Note 5(a). The fair value of the conversion option was determined to be $12,590 on the date of conversion and was recorded as additional paid-in capital.

(i)

On October 21, 2011, the Company issued 2,857,143 shares of common stock pursuant to the conversion of $2,000 of the convertible note described in Note 5(a). The fair value of the conversion option was determined to be $8,640 on the date of conversion and was recorded as additional paid-in capital.

(j)

On October 31, 2011, the Company issued 2,857,143 shares of common stock pursuant to the conversion of $2,000 of the convertible note described in Note 5(a). The fair value of the conversion option was determined to be $7,082 on the date of conversion and was recorded as additional paid-in capital.

(k)

On November 10, 2011, the Company issued 3,424,658 shares of common stock pursuant to the conversion of $2,000 of the convertible note described in Note 5(a). The fair value of the conversion option was determined to be $7,175 on the date of conversion and was recorded as additional paid-in capital.

(l)

On November 21, 2011, the Company issued 3,571,429 shares of common stock pursuant to the conversion of $2,500 of the convertible note described in Note 5(a). The fair value of the conversion option was determined to be $14,588 on the date of conversion and was recorded as additional paid-in capital.

(m)

On December 1, 2011, the Company issued 3,684,211 shares of common stock pursuant to the conversion of $3,500 of the convertible note described in Note 5(a). The fair value of the conversion option was determined to be $9,987 on the date of conversion and was recorded as additional paid-in capital.

(n)

On December 13, 2011, the Company issued 3,947,368 shares of common stock pursuant to the conversion of $3,000 of the convertible note described in Note 5(a). The fair value of the conversion option was determined to be $11,210 on the date of conversion and was recorded as additional paid-in capital.

(u)

On December 22, 2011, the Company issued 4,032,258 shares of common stock pursuant to the conversion of $2,500 of the convertible note described in Note 5(a). The fair value of the conversion option was determined to be $7,390 on the date of conversion and was recorded as additional paid-in capital.

(v)

On January 3, 2012, the Company issued 4,032,258 shares of common stock pursuant to the conversion of $2,500 of the convertible note described in Note 5(a). The fair value of the conversion option was determined to be $6,356 on the date of conversion and was recorded as additional paid-in capital.

CONVENIENCE TV INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2012
(Expressed in US dollars)

8.	Common Stock (continued)

(w)

On January 17, 2012, the Company issued 3,846,154 shares of common stock pursuant to the conversion of $2,000 of the convertible note described in Note 5(a). The fair value of the conversion option was determined to be $8,141 on the date of conversion and was recorded as additional paid-in capital.

(x)

On February 6, 2012, the Company issued 5,208,333 shares of common stock pursuant to the conversion of $2,500 of the convertible note described in Note 5(a). The fair value of the conversion option was determined to be $11,332 on the date of conversion and was recorded as additional paid-in capital.

(y)

On February 15, 2012, the Company issued 5,208,333 shares of common stock pursuant to the conversion of $2,500 of the convertible note described in Note 5(a). The fair value of the conversion option was determined to be $13,327 on the date of conversion and was recorded as additional paid-in capital.

(z)

On February 24, 2012, the Company issued 5,000,000 shares of common stock pursuant to the conversion of $1,000 of the convertible note and $2,200 in accrued interest as described in Note 5(a). The fair value of the conversion option was determined to be $3,367 on the date of conversion and was recorded as additional paid-in capital.

Share transactions for the year ended March 31, 2011:

(a)

On May 4, 2010, the Company effected a one for seven forward stock split of the issued and outstanding shares of common stock. All share amounts of the Company were retroactively adjusted for all periods presented.

(b)	On May 5, 2010, 27,800,000 shares of common stock held by the former President of the Company were returned and cancelled for no consideration.

(c)	On May 5, 2010, the Company issued 36,000,000 shares of common stock for the acquisition of C-Store. Refer to Note 4.

(d)	On July 1, 2010, the Company issued 520,000 shares of common stock at $0.055 per share for proceeds of $28,700.

(e)	On July 22, 2010, the Company issued 1,250,000 shares of common stock at $0.20 per share for proceeds of $250,000.

(f)	On August 3, 2010, the Company issued 600,000 shares of common stock with a fair value of $90,000 pursuant to an investor relations agreement entered into on August 1, 2010.

9.	Stock Options

On October 18, 2011, the Company granted 4,000,000 stock options to consultants, employees and a director which are exercisable at $0.0024 per share and expire on October 18, 2013. The fair value of these stock options was estimated at the date of grant using the Black-Scholes option-pricing model assuming an expected life of 2 year, a risk-free rate of 0.05%, an expected volatility of 522%, and a 0% dividend yield. The weighted average fair value of stock options granted was $0.0024 per share.

During the year ended March 31, 2012, the Company recorded stock-based compensation of $9,598 (2011 - $nil), as consulting fees.

A summary of the Company’s stock option activity is as follows:

Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Number of	Price	Value
	Options	$	$
Outstanding, March 31, 2010 and 2011	–
Granted	4,000,000	0.0024
Outstanding and exercisable, March 31, 2012	4,000,000	0.0024	–

CONVENIENCE TV INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2012
(Expressed in US dollars)

As at March 31, 2012, the weighted average remaining contractual life was 1.6 years and there was no unrecognized compensation costs related to non-vested share-based compensation.

10.	Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company’s income tax recovery as reported is as follows:

	2012	2011
	$	$
Income tax recovery computed at the statutory rate	(239,528)	(158,819)
Permanent differences and other	170,316	5,205
Change in valuation allowance	69,212	153,614
Income tax provision	–	–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from components of deferred income tax assets and liabilities at March 31, 2012 and 2011 are as follows:

	2012	2011
	$	$
Deferred income tax assets
Net operating losses carried forward	238,561	169,349
Valuation allowance	(238,561)	(169,349)
Net deferred income tax assets	–	–

The Company has net operating losses carried forward of $681,603 available to offset taxable income in future years which expires commencing in fiscal 2030.

11.	Subsequent Events

	(a)	On April 16, 2012, the Company entered into a services and consulting agreement for coverage of two press releases for consideration of $6,000.

(b)

On May 1, 2012, the Company entered into a joint venture agreement with Autumn Peach Worldwide Inc. (“Autumn Peach”), a British Virgin Islands corporation, wherein the parties agreed to create a joint venture to market and distribute Culinary Truths brand products and to provide digital marketing devices to promote sales. Autumn Peach is in the business of producing natural spices under the brand name of Culinary Truths and wishes to market and distribute the products in North America. Pursuant to the terms of the joint venture agreement, the Company will receive a commission of 10% for products sold by the Company and will pay Autumn Peach 20% of the net billing advertising revenue. The initial term of the joint venture agreement is 5 years, with annual renewals based upon mutually acceptable terms.

	(c)	Subsequent to March 31, 2012, the Company converted $33,500 of the convertible note payable described in Note 5(b) into 101,048,265 shares of the Company’s common stock.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.   Controls and Procedures

Our management, with the participation of our chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer) have concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure. The reasons for this finding were the weaknesses in our internal control over financial reporting enumerated below.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer)conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2012 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2012, our company determined that there were control deficiencies that constituted material weaknesses, as described below:

1.

We do not employ an independent audit committee - While not being legally obligated to have an independent audit committee, it is our company's Management view that such a committee, including a financial expert member, is an utmost important entity-level control over our company's financial statements. Currently the Board of Directors consists of members who are not independent of management and lack sufficient financial expertise for overseeing financial reporting responsibilities. As a result, an effective independent audit committee cannot be established until the number of directors is increased and qualified members are appointed.

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

Saturna Group Chartered Accountants LLP, our independent registered public auditors, was not required to and has not issued an attestation report concerning the effectiveness of our internal control over financial reporting as of March 31, 2012 pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Changes in Internal Controls.

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Norman Knowles	President, Chief Executive Officer and Director	58	April 9, 2010
Greg Trevor	Chief Financial Officer, Treasurer, Secretary and Director	66	April 9, 2010
Shane Arsens	Chief Operating Officer and Director	57	September 15, 2011

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

Shane Arsens, Chief Operating Officer and Director

Mr. Arsens was instrumental in enlisting the early client base for our TV network” said company with extensive background and connections in the retail industry”. Having spent over 30 years in the Hospitality Industry, as an owner-operator of two major hotels and three popular restaurants, Mr. Arsens recognized the importance of advertising. His research of the Digital Signage Industry led him to co-found Global Fusion Media in 2006, where he helped develop their C-Store Network in various high volume convenience stores within the United States. More recently, he has added his expertise to BLUENERGY MX. A ‘Waste to Energy’ method of sustainable energy using the ABA process, the most advanced green technology available in the world today which will help fill the need for a safer form of energy production.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Based solely on the reports received by our company and on written representations from certain reporting persons, we believe that the directors, executive officers and persons who beneficially own more than 10% of our company’s common stock during the fiscal year ended March 31, 2012 have been in compliance with Section 16(a).

Code of Ethics

Our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's Senior Officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

Our Code of Ethics was filed with the Securities and Exchange Commission as Exhibit 14.1 to our Annual Report on Form 10-K filed on March 31, 2010. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Convenience TV Inc., 248 Main Street, Venice, CA 90291.

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

Audit Committee and Charter

Our audit committee consists of our entire board of directors.

Our audit committee is governed by an Audit Committee Charter adopted by our board of directors.

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

Disclosure Committee and Charter

Our entire board of directors serves as the company’s disclosure committee. Our disclosure committee is governed by a Disclosure Committee Charter adopted by our board of directors.

Item 11.   Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended March 31, 2012 and 2011; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended March 31, 2012 and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Norman Knowles(1) President, Chief Executive Officer and Director	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	20,000(2) 57,000(2)	20,000 57,000

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Greg Trevor(3) Chief Financial Officer, Treasurer, Secretary and Director	2012 2011	20,500 57,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	20,500 57,000
Shane Arsens (4) Chief Operating Officer, and Director	2012 2011	Nil N/A	Nil N/A	Nil N/A	2,400(5) N/A	Nil N/A	Nil N/A	Nil N/A	2,400 N/A

(1)	Mr. Knowles was appointed president, chief executive officer and director of our company on April 9, 2010.
(2)	Amount represents fees paid to a company owned by Mr. Knowles.
(3)	Mr. Trevor was appointed chief financial officer, treasurer, secretary and director on April 9, 2010.
(4)	Mr. Arsens was appointed Chief Operating Officer and Director on September 15, 2011
(5)	Mr. Arsens was granted 1,000,000 stock options at an exercise price of $0.0024. The options expire on October 18, 2013.

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

Stock Options/SAR Grants

No equity or non-equity awards were granted to our named executives during the year ended March 31, 2012.

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

Name	Options Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Shane Arsens	1,000,000	Nil	Nil	0.0024	October 18, 2013	Nil	Nil	Nil	Nil

Option Exercises

During our fiscal year ended March 31, 2012 there were no options exercised by our named officers.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 12, 2012, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Global Fusion Media Inc. (2) 2099 Lansdowne Rd. Victoria, BC V8P 1B4	18,000,000	8.10%
Jatco Holdings Inc. 500 – 645 Fort St. Victoria, BC V8W 4G2	859,064(3)	0.39%
Norman Knowles #8 – 10171 No. 1 Road Richmond, BC V7E 1S1	3,200,158(4)	1.44%
Shane Arsesn	1,000,000(5)	*
Rhythm Records Inc. 2099 Lansdowne Road Victoria, BC V8P 1B4	4,566,124(6)	2.06%
Directors and Executive Officers as a Group	27,625,328	12.44%

* represents an amount less than 1%

(1)

Based on 222,112,615 shares of common stock issued and outstanding as of July 12, 2012. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting and investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)

Greg Trevor, Shane Arsens and Norman Knowles, our directors and officers, are also directors and officers of Global Fusion and are the beneficial owners and have voting control over 18,000,000 shares of our common stock.

(3)	Greg Trevor, our Secretary and Chief Financial Officer indirectly holds 859,064 shares of our common stock registered in the name of Jatco Holdings Inc.

(4)

Norman Knowles, together with his wife Sandra Knowles, are the beneficial owners and have voting control of 3,200,158 shares of our common stock. Mrs. Knowles personally owns 1,000,000 shares and Mr. Knowles owns 2,200,158.

(5)	Represents 1,000,000 stock options currently exercisable.

(6)	Shane Arsen, our Director and Chief Operating Officer indirectly holds 4,566,124 shares of our common stock registered in the name of Rhythm Records Inc.

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

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended March 31, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with three directors, consisting of Norman Knowles, Shane Arsens and Greg Trevor. We have determined that our directors are not “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development

Item 14.   Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2012 and for the fiscal year ended March 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	March 31, 2012 $	March 31, 2011 $
Audit Fees	18,450	15,250
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	18,450	15,250

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

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Document Description
No.

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1	Acquisition Agreement with Global Fusion Media Inc., dated April 1, 2010 (incorporated by reference to our Current Report on Form 8-K filed on May 11, 2010).

(3)	(i) Articles of Incorporation; (ii) By-laws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on February 2, 2009).

3.2	By-laws (incorporated by reference to our Registration Statement on Form S-1 filed on February 2, 2009).

3.3	Certificate of Amendment filed with the Nevada Secretary of State on May 4, 2010 (incorporated by reference to our Registration Statement on Form S-1 filed on February 2, 2009).

3.4	Certificate of Amendment filed with the Nevada Secretary of State on July 20, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 26, 2011).

(10)	Material Contracts

10.1	Acquisition Agreement between our company and Global Fusion Media Inc. dated April 1, 2010 (incorporated by reference to our Current Report on Form 8-K filed on April 9, 2010).

10.2	Share Cancellation Agreement with Rhonda Esparza dated May 4, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 18, 2010).

10.3	Project Joint Venture Agreement between our company and Autumn Peach Worldwide Inc. (incorporated by reference to our Current Report on Form 8-K filed on May 7, 2012).

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on March 31, 2010).

(21)	Subsidiaries of Registrant

21.1	C-Store Networks LLC

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Norman Knowles

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Greg Trevor

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Norman Knowles

32.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Greg Trevor

Exhibit	Document Description
No.
101**	Interactive Data File (Form 10-K for the year ended March 31, 2012 furnished in XBRL)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

CONVENIENCE TV INC.
(Registrant)

Dated: July 16, 2012	/s/ Norman Knowles
Norman Knowles
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: July 16, 2012	/s/ Greg Trevor
Greg Trevor
Chief Financial Officer, Secretary, Treasurer and
Director
(Principal Financial Officer and Principal Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 16, 2012	/s/ Norman Knowles
Norman Knowles
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: July 16, 2012	/s/ Greg Trevor
Greg Trevor
Chief Financial Officer, Secretary, Treasurer and
Director
(Principal Financial Officer and Principal Accounting
Officer)

Dated: July 16, 2012	/s/ Shane Arsens
Shane Arsens
Chief Operating Officer and Director