Form 10-Q
period 2012-06-30
Convenience TV Inc.
filed 2012-08-14
CIK 1454719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to _______________________

Commission File Number 000-54210

CONVENIENCE TV INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0518293
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

248 Main Street, Venice, CA	90291
(Address of principal executive offices)	(Zip Code)

(877) 331-8777
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
268,126,601 common shares issued and outstanding as of August 14, 2012.

CONVENIENCE TV INC.

FORM 10-Q
June 30, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated interim financial statements for the three period ended June 30, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

CONVENIENCE TV INC.
(A Development Stage Company)
June 30, 2012
(Expressed in US dollars)
(unaudited)

CONVENIENCE TV INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	June 30,	March 31,
	2012	2012
	$	$
	(unaudited)

ASSETS
Current Assets
Cash	3,402	391
Due from related party (Note 6)	19,161	19,161
Total Current Assets	22,563	19,552
Property and equipment (Note 3)	–	305
Deferred financing costs (Note 4(f))	1,819	1,236
Total Assets	24,382	21,093

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	13,177	38,718
Accrued liabilities	25,080	7,382
Convertible debt, less unamortized discount of $36,870 (March 31, 2012 - $40,691) (Note 4)	88,630	71,809
Derivative liabilities (Note 5)	148,565	250,558
Due to related party (Note 6)	1,500	2,500
Total Liabilities	276,952	370,967

Going Concern (Note 1)
Commitment (Note 9)
Subsequent event (Note 10)

Stockholders’ Deficit
Preferred Stock Authorized: 100,000,000 preferred shares, $0.00001 par value Issued and outstanding: no shares	–	–
Common Stock Authorized: 600,000,000 common shares, $0.00001 par value Issued and outstanding: 222,112,615 shares (March 31, 2012 – 121,064,350)	2,223	1,211
Additional paid-in capital	1,212,445	1,079,120
Deficit accumulated during the development stage	(1,467,238)	(1,430,205)
Total Stockholders' Deficit	(252,570)	(349,874)
Total Liabilities and Stockholders' Deficit	24,382	21,093

(The accompanying notes are an integral part of these consolidated financial statements)

CONVENIENCE TV INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(unaudited)

			Accumulated from
	Three Months	Three Months	March 31, 2008 (date
	Ended	Ended	of inception) to
	June 30,	June 30,	June 30,
	2012	2011	2012
	$	$	$

Revenue	–	6,628	20,954

Operating Expenses
Amortization of property and equipment	305	11,603	155,816
Consulting fees	6,000	–	41,298
Content services	–	–	6,470
Foreign exchange loss (gain)	(63)	–	17,499
Investor relations	135	–	112,975
Management fees (Note 6)	454	21,000	277,259
Network management	918	14,170	183,660
Office and general	1,032	1,632	18,957
Professional fees	17,248	18,146	113,942
Transfer agent and filing fees	1,402	2,920	27,257
Travel and promotion	81	170	24,412
Total Operating Expenses	27,512	69,641	979,545
Loss from Operations	(27,512)	(63,013)	(958,591)
Other Income (Expense)
Accretion of discounts on convertible debt	(36,908)	(29,450)	(166,345)
Amortization of deferred financing costs	(1,917)	(1,768)	(11,181)
Interest expense	(4,939)	(1,892)	(14,864)
Gain (loss) on change in fair value of derivative liabilities	34,243	(35,052)	(281,386)
Loss on extinguishment of debt	–	–	(34,871)
Total Other Income (Expense)	(9,521)	(68,162)	(508,647)
Net Loss for the Period	(37,033)	(131,175)	(1,467,238)

Net Loss Per Share, Basic and Diluted	–	–

Weighted Average Shares Outstanding	154,977,000	56,441,000

(The accompanying notes are an integral part of these consolidated financial statements)

CONVENIENCE TV INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(unaudited)

			Accumulated from
	Three Months	Three Months	March 31, 2008
	Ended	Ended	(date of inception) to
	June 30,	June 30,	June 30,
	2012	2011	2012
	$	$	$

Operating Activities
Net loss	(37,033)	(131,175)	(1,467,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debt	36,908	29,450	166,345
Amortization of property and equipment	305	11,603	155,816
Amortization of deferred financing costs	1,917	1,768	11,181
Loss (gain) on change in fair value of derivative liabilities	(34,243)	35,052	281,386
Loss on extinguishment of debt	–	–	34,871
Stock-based compensation	–	–	99,598
Changes in operating assets and liabilities:
Due from/to related party	(1,000)	–	(17,661)
Accounts payable	(25,541)	16,047	10,223
Accrued liabilities	17,698	3,892	27,280
Net Cash Used In Operating Activities	(40,989)	(33,363)	(698,199)
Investing Activities
Acquisition of property and equipment	–	–	(155,816)
Net cash acquired on acquisition of subsidiary	–	–	6,755
Net Cash Used In Investing Activities	–	–	(149,061)
Financing Activities
Advances from related party	–	–	348,482
Proceeds from convertible debt	46,500	–	214,000
Deferred financing costs	(2,500)	–	(13,000)
Proceeds from issuance of common stock	–	–	278,701
Net Cash Provided By Financing Activities	44,000	–	828,183
Effect of Exchange Rate Changes on Cash	–	–	22,479
Change in Cash	3,011	(33,363)	3,402
Cash, Beginning of Period	391	51,518	–
Cash, End of Period	3,402	18,155	3,402
Non-cash Investing and Financing Activities:
Shares issued upon conversion of debt	133,748	–	190,948
Fair value of beneficial conversion options upon conversion of debt recorded as additional paid-in capital	100,250	–	294,897
Fair value of beneficial conversion options of convertible debt	33,087	–	100,712
Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

CONVENIENCE TV INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2012
(Expressed in US dollars)
(unaudited)

1.	Basis of Presentation

The accompanying financial statements of Convenience TV Inc. (the “Company”) should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2012, the Company has not generated significant revenue, has a working capital deficit of $254,389, and has an accumulated deficit of $1,467,238 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.	Property and Equipment

			June 30,	March 31,
			2012	2012
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
Computer equipment	16,147	16,147	–	–
Equipment	139,669	139,669	–	305

	155,816	155,816	–	305

4.	Convertible Debt

(a)

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
June 30, 2012
(Expressed in US dollars)
(unaudited)

4.	Convertible Debt (continued)

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $29,105 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. On July 13, 2011, the Company recorded a derivative liability of $60,250 and a further discount of $13,395 which will be charged to operations over the term of the convertible note. The Company records accretion expense over the term of the convertible note up to its face value of $42,500. As at June 30, 2012, $42,500 had been accreted increasing the carrying value of the convertible note to $42,500. During the period ended June 30, 2012, the Company issued 101,048,265 shares of common stock pursuant to the conversion of $33,500. During the period ended June 30, 2012, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $26,049 and as of June 30, 2012, the fair value of the conversion option derivative liability was $21,100.

(b)

On July 26, 2011, the Company issued a $37,500 convertible note which bears interest at 8% per annum and matured on April 30, 2012. The note is convertible into shares of common stock 180 days after the date of issuance (January 22, 2012) at a conversion rate of 58% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum.

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

Prior to the modification, the Company recorded $2,629 of accretion expense related to the original convertible debt, and the carrying value of the original note was $2,629 at October 6, 2011. In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $37,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the modified convertible note. The Company records accretion expense over the term of the modified convertible note up to its face value of $37,500. As at June 30, 2012, the Company recorded $37,500 of accretion expense related to the modified convertible note increasing the carrying value of the convertible note to $37,500.

On January 22, 2012, the Company recorded a derivative liability of $37,500. During the period ended June 30, 2012, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $26,801 and as of June 30, 2012, the fair value of the conversion option derivative liability was $76,358.

(c)

On October 12, 2011, the Company issued a $32,500 convertible note which bears interest at 8% per annum and matured on July 17, 2012. The note is convertible into shares of common stock 180 days after the date of issuance (April 10, 2012) at a conversion rate of 35% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $32,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. The Company records accretion expense over the term of the convertible note up to its face value of $32,500. As at June 30, 2012, $23,206 had been accreted increasing the carrying value of the convertible note to $23,206.

CONVENIENCE TV INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2012
(Expressed in US dollars)
(unaudited)

4.	Convertible Debt (continued)

On April 10, 2012, the Company recorded a derivative liability of $32,500. During the period ended June 30, 2012, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $18,607 and as of June 30, 2012, the fair value of the conversion option derivative liability was $51,107.

(d)

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

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $19,087 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. The Company records accretion expense over the term of the convertible note up to its face value of $32,500. As at June 30, 2012, $4,287 had been accreted increasing the carrying value of the convertible note to $17,700.

(e)

On June 11, 2012, the Company issued a $14,000 convertible note which bears interest at 8% per annum and matures on March 13, 2013. The note is convertible into shares of common stock 180 days after the date of issuance (December 8, 2012) at a conversion rate of 45% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $14,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. The Company records accretion expense over the term of the convertible note up to its face value of $14,000. As at June 30, 2012, $1,224 had been accreted increasing the carrying value of the convertible note to $1,224.

(f)	The Company paid $10,000 in financing costs relating to the above convertible debt. As at June 30, 2012, the Company had deferred financing costs of $1,819 (March 31, 2012 – $1,236).

5.	Derivative Liabilities

The conversion options of the convertible debt disclosed in Notes 4(a), (b) and (c) are required to record a derivative at their estimated fair values on each balance sheet date with changes in fair value reflected in the statement of operations.

The fair values of the derivative liability for the January 14, 2011, July 26, 2011 and October 12, 2011 convertible notes were $60,250, $37,500 and $32,500 on vesting, respectively. The fair values as at June 30, 2012 and March 31, 2012, are as follows:

	June 30,	March 31,
	2012	2012
	$	$

$42,500 convertible debenture issued January 14, 2011	21,100	147,399
$37,500 convertible debenture issued July 26, 2011	76,358	103,159
$32,500 convertible debenture issued October 12, 2011	51,107	–

	148,565	250,558

During the period ended June 30, 2012, the Company recorded a gain on the change in fair value of the derivative liabilities of $34,243 (2011 – loss of $35,052).

CONVENIENCE TV INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2012
(Expressed in US dollars)
(unaudited)

5.	Derivative Liabilities (continued)

The Company uses the Black-Scholes option pricing model to calculate the fair values of the derivative liabilities. The following table shows the assumptions used in the calculations:

		Risk-free	Expected	Expected
	Expected	Interest	Dividend	Life (in
	Volatility	Rate	Yield	years)

January 14, 2011 convertible note:
As at July 13, 2011 (date of vesting)	392%	0.01%	0%	0.27
As at March 31, 2012	343%	0.07%	0%	0.25
As at June 30, 2012	369%	0.09%	0%	0.25

July 26, 2011 convertible note:
As at January 22, 2012 (date of vesting)	326%	0.05%	0%	0.27
As at March 31, 2012	343%	0.07%	0%	0.25
As at June 30, 2012	369%	0.09%	0%	0.25

October 12, 2011 convertible note:
As at April 10, 2012 (date of vesting)	364%	0.09%	0%	0.27
As at June 30, 2012	173%	0.09%	0%	0.05

6.	Related Party Transactions

	(a)	As at June 30, 2012, the Company is owed $19,161 (March 31, 2012 – $19,161) from a company under common control which is unsecured, non-interest bearing and due on demand.

	(b)	As at June 30, 2012, the Company owes $1,500 (March 31, 2012 – $2,500) to the President of the Company, which is unsecured, non-interest bearing and due on demand.

	(c)	During the three months ended June 30, 2012, the Company paid $nil (2011 - $10,500) in management fees to a company controlled by the President of the Company.

	(d)	During the three months ended June 30, 2012, the Company paid $454 (2011 - $10,500) in management fees to the Chief Financial Officer of the Company.

7.	Common Stock

Share transactions for the period ended June 30, 2012:

(a)

On April 16, 2012, the Company issued 8,474,576 shares of common stock pursuant to the conversion of $5,000 of the convertible note described in Note 4(a). The fair value of the conversion option was determined to be $16,398 on the date of conversion and was recorded as additional paid-in capital.

(b)

On April 25, 2012, the Company issued 6,250,000 shares of common stock pursuant to the conversion of $3,000 of the convertible note described in Note 4(a). The fair value of the conversion option was determined to be $8,847 on the date of conversion and was recorded as additional paid-in capital.

(c)

On May 3, 2012, the Company issued 9,722,222 shares of common stock pursuant to the conversion of $3,500 of the convertible note described in Note 4(a). The fair value of the conversion option was determined to be $9,848 on the date of conversion and was recorded as additional paid-in capital.

(d)

On May 17, 2012, the Company issued 8,974,359 shares of common stock pursuant to the conversion of $3,500 of the convertible note described in Note 4(a). The fair value of the conversion option was determined to be $9,100 on the date of conversion and was recorded as additional paid-in capital.

(e)

On May 24, 2012, the Company issued 6,060,606 shares of common stock pursuant to the conversion of $2,000 of the convertible note described in Note 4(a). The fair value of the conversion option was determined to be $6,265 on the date of conversion and was recorded as additional paid-in capital.

CONVENIENCE TV INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2012
(Expressed in US dollars)
(unaudited)

7.	Common Stock (continued)

(f)

On May 31, 2012, the Company issued 9,333,333 shares of common stock pursuant to the conversion of $2,800 of the convertible note described in Note 4(a). The fair value of the conversion option was determined to be $8,826 on the date of conversion and was recorded as additional paid-in capital.

(g)

On June 11, 2012, the Company issued 15,862,069 shares of common stock pursuant to the conversion of $4,600 of the convertible note described in Note 4(a). The fair value of the conversion option was determined to be $14,957 on the date of conversion and was recorded as additional paid-in capital.

(h)

On June 18, 2012, the Company issued 18,275,862 shares of common stock pursuant to the conversion of $5,300 of the convertible note described in Note 4(a). The fair value of the conversion option was determined to be $15,516 on the date of conversion and was recorded as additional paid-in capital.

(i)

On June 27, 2012, the Company issued 18,095,238 shares of common stock pursuant to the conversion of $3,800 of the convertible note described in Note 4(a). The fair value of the conversion option was determined to be $10,493 on the date of conversion and was recorded as additional paid-in capital.

8.	Stock Options

A summary of the Company’s stock option activity is as follows:

Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Number of	Price	Value
	Options	$	$

Outstanding and exercisable, June 30, 2012 and March 31, 2012	4,000,000	0.0024	–

As at June 30, 2012, the weighted average remaining contractual life was 1.3 years and there was no unrecognized compensation costs related to non-vested share-based compensation.

9.	Commitment

On May 1, 2012, the Company entered into a joint venture agreement with Autumn Peach Worldwide Inc. (“Autumn Peach”), a British Virgin Islands corporation, wherein the parties agreed to create a joint venture to market and distribute Culinary Truths brand products and to provide digital marketing devices to promote sales. Autumn Peach is in the business of producing natural spices under the brand name of Culinary Truths and wishes to market and distribute the products in North America. Pursuant to the terms of the joint venture agreement, the Company will receive a commission of 10% for products sold and will pay Autumn Peach 20% of the net billing advertising revenue. The initial term of the joint venture agreement is 5 years, with annual renewals based upon mutually acceptable terms.

10.	Subsequent Event

Subsequent to June 30, 2012, the Company converted $11,000 of the convertible note payable described in Note 4(a) into 46,013,986 shares of the Company’s common stock.

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

Results of Operations

For the three month period ended June 30, 2012 and June 30, 2011

		Three Months Ended
		June 30,
		2012	2011
Revenue	$	Nil	$6,628
Operating Expenses		$27,512	$69,641
Net Income (Loss)		$(37,033)	$(131,175)

Revenues

During the three months ended June 30, 2012 we earned $Nil in revenues and incurred a net loss of $37,033 compared to a net loss of $131,175 for the three months ended June 30, 2011.

Expenses

Operating expenses for three month period ended June 30, 2012 decreased by 60.49% as compared to the comparative period in 2011 primarily as a result of decreased management fees, network management, office and general professional fees and transfer agent and filing fees.

	Three Months Ended
	June 30,
	2012		2011
Amortization of property and equipment	$305		$11,603
Consulting fees	$6,000	$	Nil
Foreign exchange loss (gain)	$(63)	$	Nil
Investor relations	$135	$	Nil
Management fees	$454		$21,000
Network management	$918		$14,170
Office and general	$1,032		$1,632
Professional fees	$17,248		$18,146
Transfer agent and filing fees	$1,402		$2,920
Travel and promotion	$81		$170

Liquidity and Capital Resources

Working Capital

	At	At
	June 30,	March 31,
	2012	2012
Current Assets	$22,563	$19,552
Current Liabilities	$276,952	$370,967
Working Capital (Deficit)	$(254,389)	$(351,415)

Cash Flows

		Three Months		Three Months
		Ended		Ended
		June 30,		June 30,
		2012		2011
Net Cash used in Operating Activities		$(40,989)		$(33,363)
Net Cash provided by (used in) Investing Activities	$	Nil	$	Nil
Net Cash provided by Financing Activities		$44,000	$	Nil
Cash – End of Period		$3,402		$18,155

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 16, 2012, we issued 8,474,576 shares of common stock pursuant to the conversion of $5,000 of a convertible. The fair value of the conversion option was determined to be $16,398 on the date of conversion and was recorded as additional paid-in capital.

On April 25, 2012, we issued 6,250,000 shares of common stock pursuant to the conversion of $3,000 of a convertible. The fair value of the conversion option was determined to be $8,847 on the date of conversion and was recorded as additional paid-in capital. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On May 3, 2012, we issued 9,722,222 shares of common stock pursuant to the conversion of $3,500 of a convertible note. The fair value of the conversion option was determined to be $9,848 on the date of conversion and was recorded as additional paid-in capital. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On May 17, 2012, we issued 8,974,359 shares of common stock pursuant to the conversion of $3,500 of a convertible. The fair value of the conversion option was determined to be $9,100 on the date of conversion and was recorded as additional paid-in capital. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On May 24, 2012, we issued 6,060,606 shares of common stock pursuant to the conversion of $2,000 of a convertible note. The fair value of the conversion option was determined to be $6,265 on the date of conversion and was recorded as additional paid-in capital. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On May 31, 2012, we issued 9,333,333 shares of common stock pursuant to the conversion of $2,800 of a convertible note. The fair value of the conversion option was determined to be $8,826 on the date of conversion and was recorded as additional paid-in capital. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On June 11, 2012, we issued 15,862,069 shares of common stock pursuant to the conversion of $4,600 of a convertible note. The fair value of the conversion option was determined to be $14,957 on the date of conversion and was recorded as additional paid-in capital. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On June 18, 2012, we issued 18,275,862 shares of common stock pursuant to the conversion of $5,300 of a convertible note. The fair value of the conversion option was determined to be $15,516 on the date of conversion and was recorded as additional paid-in capital. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On June 27, 2012, we issued 18,095,238 shares of common stock pursuant to the conversion of $3,800 of a convertible note. The fair value of the conversion option was determined to be $10,493 on the date of conversion and was recorded as additional paid-in capital. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Document Description
No.
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Acquisition Agreement with Global Fusion Media Inc., dated April 1, 2010 (incorporated by reference to our Current Report on Form 8-K filed on May 11, 2010).
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on February 2, 2009).
3.2	By-laws (incorporated by reference to our Registration Statement on Form S-1 filed on February 2, 2009).
3.3	Certificate of Amendment filed with the Nevada Secretary of State on May 4, 2010 (incorporated by reference to our Registration Statement on Form S-1 filed on February 2, 2009).
3.4	Certificate of Amendment filed with the Nevada Secretary of State on July 20, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 26, 2011).
(10)	Material Contracts
10.1	Acquisition Agreement between our company and Global Fusion Media Inc. dated April 1, 2010 (incorporated by reference to our Current Report on Form 8-K filed on April 9, 2010).
10.2	Share Cancellation Agreement with Rhonda Esparza dated May 4, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 18, 2010).
10.3	Project Joint Venture Agreement between our company and Autumn Peach Worldwide Inc. (incorporated by reference to our Current Report on Form 8-K filed on May 7, 2012).
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on March 31, 2010).
(21)	Subsidiaries of Registrant
21.1	C-Store Networks LLC
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Norman Knowles
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Greg Trevor
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Norman Knowles
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Greg Trevor
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

CONVENIENCE TV INC.

Date: August 14, 2012	/s/ Norman Knowles
Norman Knowles
President and Director
(Principal Executive Officer)

Date: August 14, 2012	/s/ Greg Trevor
Greg Trevor
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)