Form 10-Q
period 2012-09-30
Convenience TV Inc.
filed 2012-11-19
CIK 1454719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

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
427,210,047 common shares issued and outstanding as of November 19, 2012.

CONVENIENCE TV INC.

FORM 10-Q
September 30, 2012

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated interim financial statements for the three and six month periods ended September 30, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

CONVENIENCE TV INC.
(A Development Stage Company)
September 30, 2012
(Expressed in US dollars)
(unaudited)

CONVENIENCE TV INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	September 30,	March 31,
	2012	2012
	$	$
	(unaudited)

ASSETS
Current Assets
Cash	313	391
Due from related party (Note 6)	19,161	19,161
Total Current Assets	19,474	19,552
Property and equipment (Note 3)	–	305
Deferred financing costs (Note 4(f))	1,259	1,236
Total Assets	20,733	21,093

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	36,359	38,718
Accrued liabilities	11,156	7,382
Convertible debt, less unamortized discount of $31,946 (March 31, 2012 - $40,691) (Note 4)	82,554	71,809
Derivative liabilities (Note 5)	207,906	250,558
Due to related parties (Note 6)	1,579	2,500
Total Liabilities	339,554	370,967

Going Concern (Note 1)
Commitment (Note 9)
Subsequent Event (Note 10)

Stockholders’ Deficit
Preferred Stock
Authorized: 100,000,000 preferred shares, $0.00001 par value Issued and outstanding: no shares	–	–
Common Stock
Authorized: 600,000,000 common shares, $0.00001 par value Issued and outstanding: 328,043,268 shares (March 31, 2012 – 121,064,350)	3,280	1,211
Additional paid-in capital	1,259,272	1,079,120
Deficit accumulated during the development stage	(1,581,373)	(1,430,205)
Total Stockholders' Deficit	(318,821)	(349,874)
Total Liabilities and Stockholders' Deficit	20,733	21,093

(The accompanying notes are an integral part of these consolidated financial statements)

CONVENIENCE TV INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(unaudited)

					Accumulated
					from March 31,
	Three Months	Three Months	Six Months	Six Months	2008 (date of
	Ended	Ended	Ended	Ended	inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011	2012
	$	$	$	$	$
Revenue	–	–	–	6,628	20,954
Operating Expenses
Amortization of property and equipment	–	10,693	305	22,296	155,816
Consulting fees	–	6,000	6,000	6,000	41,298
Content services	–	–	–	–	6,470
Foreign exchange loss (gain)	345	(75)	282	(75)	17,844
Investor relations	–	–	135	–	112,975
Management fees (Note 6)	–	9,000	454	30,000	277,259
Network management	–	15,868	918	30,038	183,660
Office and general	313	1,004	1,345	2,636	19,270
Professional fees	11,386	12,263	28,634	30,409	125,328
Transfer agent and filing fees	7,112	7,074	8,514	9,994	34,369
Travel and promotion	157	10	238	180	24,569
Total Operating Expenses	19,313	61,837	46,825	131,478	998,858
Loss from Operations	(19,313)	(61,837)	(46,825)	(124,850)	(977,904)
Other Expenses
Accretion of discounts on convertible debt	(4,337)	(54,176)	(41,245)	(83,626)	(170,682)
Amortization of deferred financing costs	(1,060)	(2,133)	(2,977)	(3,901)	(12,241)
Interest expense	(3,013)	(2,188)	(7,952)	(4,080)	(17,877)
Loss on change in fair value of derivative liabilities	(86,412)	(493,202)	(52,169)	(528,254)	(367,798)
Loss on extinguishment of debt	–	–	–	–	(34,871)
Total Other Expenses	(94,822)	(551,699)	(104,343)	(619,861)	(603,469)
Net Loss for the Period	(114,135)	(613,536)	(151,168)	(744,711)	(1,581,373)
Net Loss Per Share, Basic and Diluted	–	(0.01)	–	(0.01)
Weighted Average Shares Outstanding	271,075,000	60,885,000	333,092,000	58,675,000

(The accompanying notes are an integral part of these consolidated financial statements)

CONVENIENCE TV INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(unaudited)

			Accumulated from
	Six Months	Six Months	March 31, 2008
	Ended	Ended	(date of inception) to
	September 30,	September 30,	September 30,
	2012	2011	2012
	$	$	$
Operating Activities
Net loss	(151,168)	(744,711)	(1,581,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debt	41,245	83,626	170,682
Amortization of property and equipment	305	22,296	155,816
Amortization of deferred financing costs	2,977	3,901	12,241
Loss on change in fair value of derivative liabilities	52,169	528,254	367,798
Loss on extinguishment of debt	–	–	34,871
Stock-based compensation	–	–	99,598
Changes in operating assets and liabilities:
Due from/to related parties	(921)	–	(17,582)
Accounts payable	(2,359)	20,693	33,405
Accrued liabilities	7,174	4,080	16,756
Net Cash Used In Operating Activities	(50,578)	(81,861)	(707,788)
Investing Activities
Acquisition of property and equipment	–	–	(155,816)
Net cash acquired on acquisition of subsidiary	–	–	6,755
Net Cash Used In Investing Activities	–	–	(149,061)
Financing Activities
Advances from related party	–	–	348,482
Proceeds from issuance of convertible debt	53,500	35,000	221,000
Deferred financing costs	(3,000)	–	(13,500)
Proceeds from issuance of common stock	–	–	278,701
Net Cash Provided By Financing Activities	50,500	35,000	834,683
Effect of Exchange Rate Changes on Cash	–	–	22,479
Change in Cash	(78)	(46,861)	313
Cash, Beginning of Period	391	51,518	–
Cash, End of Period	313	4,657	313
Non-cash Investing and Financing Activities:
Share issued upon conversion of debt	54,900	–	109,900
Fair value of beneficial conversion options upon conversion of debt recorded as additional paid-in capital	159,821	–	354,468
Fair value of beneficial conversion options of convertible debt	32,500	–	100,125
Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

CONVENIENCE TV INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2012, the Company has not generated significant revenue, has a working capital deficit of $320,080, and has an accumulated deficit of $1,581,373 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
September 30, 2012
(Expressed in US dollars)
(unaudited)

4.	Convertible Debt (continued)

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $29,105 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. On July 13, 2011, the Company recorded a derivative liability of $60,250 and a further discount of $13,395 which will be charged to operations over the term of the convertible note. The Company records accretion expense over the term of the convertible note up to its face value of $42,500. As at September 30, 2012, $42,500 had been accreted increasing the carrying value of the convertible note to $42,500. During the six months ended September 30, 2012, the Company issued 154,062,251 shares of common stock pursuant to the conversion of $42,500 and accrued interest of $3,400. During the six months ended September 30, 2012, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $15,269.

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

Prior to the modification, the Company recorded $2,629 of accretion expense related to the original convertible debt, and the carrying value of the original note was $2,629 at October 6, 2011. In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $37,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the modified convertible note. The Company records accretion expense over the term of the modified convertible note up to its face value of $37,500. As at September 30, 2012, the Company recorded $37,500 of accretion expense related to the modified convertible note increasing the carrying value of the convertible note to $37,500.

On January 22, 2012, the Company recorded a derivative liability of $37,500. During the six months ended September 30, 2012, the Company issued 52,916,667 shares of common stock pursuant to the conversion of $9,000. During the six months ended September 30, 2012, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $5,821 and as of September 30, 2012, the fair value of the conversion option derivative liability was $69,647.

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

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $32,500 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. The Company records accretion expense over the term of the convertible note up to its face value of $32,500. As at September 30, 2012, $32,500 had been accreted increasing the carrying value of the convertible note to $32,500.

CONVENIENCE TV INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012
(Expressed in US dollars)
(unaudited)

4.	Convertible Debt (continued)

On April 10, 2012, the Company recorded a derivative liability of $32,500. During the six months ended September 30, 2012, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $46,922 and as of September 30, 2012, the fair value of the conversion option derivative liability was $79,422.

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

On September 25, 2012, the Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $32,500 with an equivalent discount on the convertible debt. The Company records accretion expense over the term of the convertible note up to its face value of $32,500. As at September 30, 2012, $554 had been accreted increasing the carrying value of the convertible note to $554. During the six months ended September 30, 2012, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $26,337 and as of September 30, 2012, the fair value of the conversion option derivative liability was $58,837.

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

(f)

On August 15, 2012, the Company issued a $7,000 convertible note which bears interest at 8% per annum and matures on May 17, 2013. The note is convertible into shares of common stock 180 days after the date of issuance (February 11, 2013) at a conversion rate of 45% of the average of the three lowest closing bid prices of the Company’s common stock for the ten trading days ending one trading day prior to the date the conversion notice is sent by the holder to the Company. Upon an event of default, the entire principal balance and accrued interest outstanding is due immediately, and interest shall accrue on the unpaid principal balance at 22% per annum.

(g) The Company paid $13,500 in financing costs relating to the above convertible debt. As at September 30, 2012, the Company had deferred financing costs of $1,259 (March 31, 2012 – $1,236).

5.	Derivative Liabilities

The conversion options of the convertible debt disclosed in Notes 4(a), (b), (c) and (d) are required to record a derivative at their estimated fair values on each balance sheet date with changes in fair value reflected in the statement of operations.

The fair value of the derivative liability for the January 14, 2011, July 26, 2011, October 12, 2011 and March 29, 2012 convertible notes were $60,250, $37,500, $32,500, and $32,500 on vesting, respectively. The fair values as at September 30, 2012 and March 31, 2012, are as follows:

	September 30,	March 31,
	2012	2012
	$	$
$42,500 convertible debenture issued January 14, 2011	–	147,399
$37,500 convertible debenture issued July 26, 2011	69,647	103,159
$32,500 convertible debenture issued October 12, 2011	79,422	–
$32,500 convertible debenture issued March 29, 2012	58,837	–
	207,906	250,558

CONVENIENCE TV INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012
(Expressed in US dollars)
(unaudited)

5.	Derivative Liabilities (continued)

During the six months ended September 30, 2012, the Company recorded a loss on the change in fair value of the derivative liabilities of $52,169 (2011 – $528,254).

The Company uses the Black-Scholes option pricing model to calculate the fair values of the derivative liabilities. The following table shows the assumptions used in the calculations:

		Risk-free	Expected	Expected
	Expected	Interest	Dividend	Life (in
	Volatility	Rate	Yield	years)

January 14, 2011 convertible note:
As at July 13, 2011 (date of vesting)	392%	0.01%	0%	0.27
As at March 31, 2012	343%	0.07%	0%	0.25
As at September 30, 2012	–	–	–	–

July 26, 2011 convertible note:
As at January 22, 2012 (date of vesting)	326%	0.05%	0%	0.27
As at March 31, 2012	343%	0.07%	0%	0.25
As at September 30, 2012	318%	0.10%	0%	0.25

October 12, 2011 convertible note:
As at April 10, 2012 (date of vesting)	364%	0.09%	0%	0.27
As at September 30, 2012	318%	0.10%	0%	0.25

March 29, 2012 convertible note

As at September 25, 2012 (date of vesting)	296%	0.11%	0%	0.27
As at September 30, 2012	316%	0.10%	0%	0.26

6.	Related Party Transactions

	(a)	As at September 30, 2012, the Company is owed $19,161 (March 31, 2012 – $19,161) from a company under common control which is unsecured, non-interest bearing and due on demand.

	(b)	As at September 30, 2012, the Company owes $1,500 (March 31, 2012 – $2,500) to the President of the Company, which is unsecured, non-interest bearing and due on demand.

	(c)	As at September 30, 2012, the Company owes $79 (March 31, 2012 - $nil) to the Chief Financial Officer of the Company, which is unsecured, non-interest bearing and due on demand.

	(d)	During the six months ended September 30, 2012, the Company paid $nil (2011 - $15,000) in management fees to a company controlled by the President of the Company.

	(e)	During the six months ended September 30, 2012, the Company paid $454 (2011 - $15,000) in management fees to the Chief Financial Officer of the Company.

7.	Common Stock

Share transactions for the six month period ended September 30, 2012:

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
September 30, 2012
(Expressed in US dollars)
(unaudited)

7.	Common Stock (continued)

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

(j)

On July 16, 2012, the Company issued 21,923,077 shares of common stock pursuant to the conversion of $5,700 of the convertible note described in Note 4(a). The fair value of the conversion option was determined to be $20,496 on the date of conversion and was recorded as additional paid-in capital.

(k)

On July 25, 2012, the Company issued 24,090,909 shares of common stock pursuant to the conversion of principal amount of $3,300 and accrued interest of $2,000 of the convertible note described in Note 4(a). The fair value of the conversion option was determined to be $11,384 on the date of conversion and was recorded as additional paid-in capital.

(l) On August 3, 2012, the Company issued 7,000,000 shares of common stock pursuant to the conversion of accrued interest of $1,400 of the convertible note described in Note 4(a).

(m)

On September 10, 2012, the Company issued 26,250,000 shares of common stock pursuant to the conversion of $4,200 of the convertible note described in Note 4(b). The fair value of the conversion option was determined to be $15,121 on the date of conversion and was recorded as additional paid-in capital.

(n)

On September 19, 2012, the Company issued 26,666,667 shares of common stock pursuant to the conversion of $4,800 of the convertible note described in Note 4(b). The fair value of the conversion option was determined to be $12,570 on the date of conversion and was recorded as additional paid-in capital.

8.	Stock Options

A summary of the Company’s stock option activity is as follows:

Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Number of	Price	Value
	Options	$	$
Outstanding and exercisable, March 31, 2012 and September 30, 2012	4,000,000	0.0024	–

As at September 30, 2012, the weighted average remaining contractual life was 1.1 years.

CONVENIENCE TV INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012
(Expressed in US dollars)
(unaudited)

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

Subsequent to September 30, 2012, the Company converted $8,000 of the convertible note payable described in Note 4(b) into 99,166,779 shares of the Company’s common stock.

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

As used in this quarterly report, the terms we", "us", "our" and "our company" mean Convenience TV Inc. and our wholly owned subsidiary, C-Store Networks LLC, unless otherwise indicated.

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

Results of Operations

For the three and six month periods ended September 30, 2012 and September 30, 2011

		Three Months Ended				Six Months Ended
		September 30,				September 30,
		2012		2011		2012	2011
Revenue	$	Nil	$	Nil	$	Nil	$6,628
Operating Expenses		$19,313		$61,837		$46,825	$131,478
Net Income (Loss)		$(114,135)		$(613,536)		$(151,168)	$(744,711)

Revenues

During the three months ended September 30, 2012 we earned $Nil in revenues and incurred a net loss of $114,135 compared to a net loss of $613,536 for the three months ended September 30, 2011. During the six months ended September 30, 2012 we earned $Nil in revenues and incurred a net loss of $151,158 compared to a net loss of $744,711 for the three months ended September 30, 2011.

Expenses

Operating expenses for three month period ended September 30, 2012 decreased by 69% as compared to the comparative period in 2011 primarily as a result of decreased amortization of property and equipment, consulting fees, management fees, network management, office and general, professional fees and transfer agent and filing fees. Operating expenses for six month period ended September 30, 2012 decreased by 64% as compared to the comparative period in 2011 primarily as a result of decreased amortization of property and equipment, management fees, network management, office and general, professional fees and transfer agent and filing fees.

		Three Months Ended			Six Months Ended
		September 30,			September 30,
		2012		2011	2012		2011
Amortization of property and equipment	$	Nil		$10,693	$305		$22,296
Consulting fees	$	Nil		$6,000	$6,000		$6,000
Foreign exchange loss (gain)		$345		$(75)	$282		$(75)
Investor relations	$	Nil	$	Nil	$135	$	Nil
Management fees	$	Nil		$9,000	$454		$30,000
Network management	$	Nil		$15,868	$918		$30,038
Office and general		$313		$1,004	$1,345		$2,636
Professional fees		$11,386		$12,236	$28,634		$30,409
Transfer agent and filing fees		$7,112		$7,074	$8,514		$9,994
Travel and promotion		$157		$10	$238		$180

Liquidity and Capital Resources

Working Capital

	At	At
	September 30,	March 31,
	2012	2012
Current Assets	$19,474	$19,552
Current Liabilities	$339,554	$370,967
Working Capital (Deficit)	$(320,080)	$(351,415)

Cash Flows

		Six Months		Six Months
		Ended		Ended
		September 30,		September 30,
		2012		2011
Net Cash used in Operating Activities		$(50,578)		$(81,861)
Net Cash provided by (used in) Investing Activities	$	Nil	$	Nil
Net Cash provided by Financing Activities		$50,500		$35,000
Cash – End of Period		$313		$4,657

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

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Estimated	Estimated
	Completion	Expenses
	Date	($)
Legal and accounting fees	12 months	100,000
Marketing and advertising	12 months	17,600
Management and operating costs	12 months	452,920
Salaries and consulting fees	12 months	200,000
Fixed asset purchases	12 months	495,000
General and administrative expenses	12 months	75,000
Total		1,340,520

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 16, 2012, we issued 21,923,077 shares of common stock pursuant to the conversion of $5,700 of a convertible note. The fair value of the conversion option was determined to be $20,496 on the date of conversion and was recorded as additional paid-in capital. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On July 25, 2012, we issued 24,090,909 shares of common stock pursuant to the conversion of principal amount of $3,300 and accrued interest of $2,000 of a convertible note. The fair value of the conversion option was determined to be $11,384 on the date of conversion and was recorded as additional paid-in capital. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On August 3, 2012, we issued 7,000,000 shares of common stock pursuant to the conversion of accrued interest of $1,400 of a convertible note. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On September 10, 2012, we issued 26,250,000 shares of common stock pursuant to the conversion of $4,200 of a convertible note. The fair value of the conversion option was determined to be $15,121 on the date of conversion and was recorded as additional paid-in capital. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On September 19, 2012, we issued 26,666,667 shares of common stock pursuant to the conversion of $4,800 of a convertible note. The fair value of the conversion option was determined to be $12,570 on the date of conversion and was recorded as additional paid-in capital. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Document Description
No.
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Acquisition Agreement with Global Fusion Media Inc., dated April 1, 2010 (incorporated by reference to our Current Report on Form 8-K filed on May 11, 2010).
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on February 2, 2009).
3.2	By-laws (incorporated by reference to our Registration Statement on Form S-1 filed on February 2, 2009).
3.3	Certificate of Amendment filed with the Nevada Secretary of State on May 4, 2010 (incorporated by reference to our Registration Statement on Form S-1 filed on February 2, 2009).
3.4	Certificate of Amendment filed with the Nevada Secretary of State on July 20, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 26, 2011).
(10)	Material Contracts
10.1	Acquisition Agreement between our company and Global Fusion Media Inc. dated April 1, 2010 (incorporated by reference to our Current Report on Form 8-K filed on April 9, 2010).
10.2	Share Cancellation Agreement with Rhonda Esparza dated May 4, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 18, 2010).
10.3	Project Joint Venture Agreement between our company and Autumn Peach Worldwide Inc. (incorporated by reference to our Current Report on Form 8-K filed on May 7, 2012).
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on March 31, 2010).
(21)	Subsidiaries of Registrant
21.1	C-Store Networks LLC

Exhibit	Document Description
No.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Norman Knowles
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Greg Trevor
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Norman Knowles
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Greg Trevor
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

CONVENIENCE TV INC.

Date: November 19, 2012	/s/ Norman Knowles
Norman Knowles
President and Director
(Principal Executive Officer)

Date: November 19, 2012	/s/ Greg Trevor
Greg Trevor
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting
Officer)